Form 10-Q
period 2008-09-30
Plethora Resources, Inc.
filed 2008-11-14
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-152551

PLETHORA RESOURCES, INC. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1754034 (I.R.S. Employer Identification No.)

204 WEST SPEAR STREET CARSON CITY NV 89703 (Address of principal executive offices)

7-906-7829988 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2008
Common Stock, $0.001	5,050,000

PLETHORA RESOURCES, INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

PLETHORA RESOURCES, INC (A Development Stage Company) Balance Sheets
Assets
	September 30	June 30
	2008	2008
	(Unaudited)	(Audited)
Current Assets
Cash	$7,423	$24,207
Total Assets	$7,423	$24,207

Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director	$990	$990
Total Long Term Liabilities	$990	$990

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
5,050,000 shares issued and outstanding	5,050	5,050

Additional paid-in-capital	19,450	19,450
Deficit accumulated during the development stage	(18,067)	(1,283)
Total stockholders’ equity (deficit)	6,433	23,217
Total liabilities and stockholders’ equity (deficit)	$7,423	$24,207

The accompanying notes are an integral part of these financial statements.

PLETHORA RESOURCES, INC (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended September 30, 2008	From Inception on January 16, 2008 to September 30, 2008

Expenses
General and Administrative Expenses	$16,784	$18,067
Net (loss) from Operation before Taxes	(16,784)	(18,067)
Provision for Income Taxes	0	0
Net (loss)	$(16,784)	$(18,067)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	5,050,000

The accompanying notes are an integral part of these financial statements.

PLETHORA RESOURCES, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Three Months Ended September 30, 2008	From Inception on January 16, 2008 to September 30, 2008
Operating Activities
Net (loss)	$(16,784)	$(18,067)
Net cash (used) for operating activities	(16,784)	(18,067)

Financing Activities
Loans from Director	-	990
Sale of common stock	-	24,500
Net cash provided by financing activities	-	25,490

Net increase (decrease) in cash and equivalents	(16,784)	7,423

Cash and equivalents at beginning of the period	24,207	-
Cash and equivalents at end of the period	$7,423	$7,423

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

Non-Cash Activities	$-	$-

The accompanying notes are an integral part of these financial statements.

PLETHORA RESOURCES, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

PLETHORA RESOURCES, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on January 16, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily to provide consulting services to North American oil & gas exploration companies that are interested in obtaining new exploration and production license in East Siberian Region in Russia. The company’s services will include gathering and preparation of due diligence materials for properties that will be sold at a government auctions in Russia, and also assistance in the bidding process. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, January 16, 2008 through September 30, 2008 the Company has accumulated losses of  $18,067.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $18,067 as of September 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

  c) Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity  of  three months or less at the time of issuance to be cash equivalents.

 d) Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual  results  could differ from those estimates.

  e) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United  States dollar.

PLETHORA RESOURCES, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 f) Financial Instruments

The  carrying value of the Company's  financial  instruments  approximates their fair value because of the short maturity of these instruments.

g) Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No.  123  and  123 (R).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

 h) Income Taxes

 Income taxes are accounted  for  under  the  assets  and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets  and  liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

 i) Basic and Diluted Net Loss per Share

 The Company computes net loss per share in  accordance  with SFAS No. 128,"Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted  earnings  per  share  (EPS) on the face of the income  statement.

 Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect  to all potentially  dilutive  common  shares  outstanding during  the period. Diluted  EPS excludes all potentially dilutive shares if their   effect is anti-dilutive.

j) Fiscal Periods

The Company's fiscal year end is June 30.

k) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

PLETHORA RESOURCES, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company is required to record an asset in its financial statements if a plan is over funded or record a liability in its financial statements if a plan is under funded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006.  The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

PLETHORA RESOURCES, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to  the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

3. COMMON STOCK

The authorized capital  of  the Company is 75,000,000 common shares with a  par value of $ 0.001 per share.

 In April 2008, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.

In April 2008, the Company also issued 1,300,000 shares of common stock at a price of $0.005 per share for total cash proceeds of  $6,500.

 In May 2008, the Company also issued 750,000 shares of common stock  at a price of $0.02 per share for total cash proceeds of $15,000

During the period January 16, 2008  (inception)  to June 30, 2008, the Company  sold  a  total of 5,050,000 shares of common stock  for  total  cash proceeds  of  $24,500.

4. INCOME TAXES

 As of  September 30, 2008, the Company had net operating loss carry forwards of approximately $18,067 that may be available to reduce future years’ taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTONS

On January 16, 2008, related party had loaned the Company $965 and on April 15,2008 related party had loaned the Company $25. The loans are non-interest bearing, due upon demand and unsecured.

  6.  REGISTRATION STATEMENT

  On July 25, 2008, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission  (the "SEC"). On August 12, 2008, the SEC declared the registration statement effective.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Plethora Resources, Inc. was incorporated under the laws of the State of Nevada on January 16, 2008.  Our registration statement has been filed with the Securities and Exchange Commission on July 25, 2008 and has been declared effective on August 12, 2008.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or " Plethora Resources," refers to Plethora Resources, Inc.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. We intend to provide consulting services to North American oil & gas exploration companies who are interested in obtaining new exploration and production license in the East Siberian Region in Russia. Our services will include gathering and preparing due diligence materials for properties that will be sold at government auctions in Russia. We also plan to offer assistance in the bidding process.

We plan to provide consulting on oil and gas auctions for properties that have a value of between $500,000 to $5,000,000 in the Eastern Siberian Region. Gathering due diligence documentation for smaller properties will be less expensive and will reduce our initial costs. Once we expand our business, we will provide consulting services for auctions that value over $5,000,000. If our business is successful, we intend to hire additional personnel and offer consulting in more auctions in other parts of Russia and the former countries of the Soviet Union.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2008 Compared to the period from Inception (January 16, 2008) to September 30, 2008

Our net loss for the three-month period ended September 30, 2008 was approximately ($16,784) compared to a net loss of ($18,067) during the period from inception (January 16, 2008) to September 30, 2008. During the three-month period ended September 30, 2008, we did not generate any revenue.

During the three-month period ended September 30, 2008, we incurred general and administrative expenses of approximately $16,784 compared to $18,067 incurred during the period from inception (January 16, 2008) to September 30, 2008. General and administrative expenses incurred during the three-month period ended September 30, 2008 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the three-month period ended September 30, 2008 was ($16,784) or ($0.00) per share compared to a net loss of ($18,067) or ($0.00) per share during the period from inception (January 16, 2008) to September 30, 2008. The weighted average number of shares outstanding was 5,050,000 for the three-month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended September 30, 2008

As at the three-month period ended September 30, 2008, our current assets were $7,423 and our total liabilities were $990, which resulted in a working capital surplus of $6,433. As at the three-month period ended September 30, 2008, current assets were comprised of $7,423 in cash compared to $24,207 in current assets at fiscal year ended June 30, 2008.

Stockholders’ equity decreased from $23,217 for fiscal year ended June 30, 2008 to $6,433 for the three-month period ended September 30, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended September 30, 2008, net cash flows used in operating activities was ($16,784) consisting primarily of a net loss of ($16,784). Net cash flows used in operating activities was ($18,067) for the period from inception (January 16, 2008) to September 30, 2008.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended September 30, 2008, we did not generate net cash from financing activities. For the period from inception (January 16, 2008) to September 30, 2008, net cash provided by financing activities was $25,490 received from sale of common stock and loan from Director.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

On July 25, 2008, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended (the “1933 Securities Act”), relating to the public offering of 2,050,000 shares of our common stock by certain selling shareholders (the “Selling Shareholders”) named in the Registration Statement. The Selling Shareholders will sell our shares of common stock at $0.05 per share until our shares are quoted on the OTC Bulletin Board and thereafter at prevailing market prices or privately negotiated prices. We will not receive any proceeds from the sale of these shares of common stock.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2008 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  The Russian Ruble has been informally pegged to the USD.  However, Russia is under international pressure to adopt a more flexible exchange rate system. If the Russian Ruble was no longer pegged to the USD, rate fluctuations may have a material impact on our financial reporting and make realistic revenue projections difficult. Recently the Russian Ruble has risen 12%. This may or may not have any appreciable effect on our future operations

The fluctuation of exchange rates of the Ruble may have positive or negative impacts on our results of operations. However, since all sales revenue and expenses of our company will primarily denominated in U.S. Dollar, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to our costs of acquisition of inventory.

Interest Rate

Interest rates in Russia are not generally controlled. Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

Effective September 11, 2008, Artur Etezov resigned as secretary of the Company. As such, we have appointed Aleksey Gusev as secretary to the Company.

From September 2002 to June 2007 Aleksey Gusev was a full time student at Saint-Petersburg State Polytechnic University and graduated with a Bachelor Degree in Information Technology. Since that time, Mr. Gusev has been self-employed in the field of Internet and computer technologies.

Mr. Aleksey Gusev replaces Mr. Artur Etezov, who has resigned as secretary but remains a director of the Company.

 ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934

                    Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934

         Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-

 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-

 Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLETHORA RESOURCES, INC

Dated: November 13, 2008

            By: /s/ Artur Etezov

______________________________

Artur Etezov, President and

Chief Executive Officer

Dated: November 13, 2008

            By: /s/ Artur Etezov

_______________________________

Artur Etezov, Chief Financial Officer