Form 10-Q
period 2008-12-31
Plethora Resources, Inc.
filed 2009-02-17
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ___________

                         Commission File No. 333-152551


                            PLETHORA RESOURCES, INC.
                 (Name of small business issuer in its charter)

            Nevada                                               26-1754034
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              204 West Spear Street
                              Carson City NV 89703
                    (Address of principal executive offices)

                                 7-906-782-9988
                           (Issuer's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

                Name of each exchange on which registered: None

          Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, $0.001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ] N/A

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

       Class                                 Outstanding as of December 31, 2008
       -----                                 -----------------------------------
Common Stock, $0.001                                      5,050,000

                            PLETHORA RESOURCES, INC.

                                    FORM 10-Q

Part 1 FINANCIAL INFORMATION

Item 1 Financial Statements                                                    3
     Balance Sheets                                                            3
     Statements of Operations                                                  4
     Statements of Cash Flows                                                  5
     Notes to Financial Statements                                             6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Quantitative and Qualitative Disclosures About Market Risk            13

Item 4. Controls and Procedures                                               14

Part II. OTHER INFORMATION

Item 1 Legal Proceedings                                                      14

Item 1A Risk Factors                                                          15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           15

Item 3 Defaults Upon Senior Securities                                        15

Item 4 Submission of Matters to a Vote of Security Holders                    15

Item 5 Other Information                                                      15

Item 6 Exhibits                                                               15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

PLETHORA RESOURCES, INC
(A Development Stage Company)
Balance Sheets

                                                                  December 31,        June 30,
                                                                     2008               2008
                                                                   --------           --------
                                                                  (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  3,321           $ 24,207
                                                                   --------           --------

      TOTAL ASSETS                                                 $  3,321           $ 24,207
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                 $    200           $     --
  Loan from Director                                                    990                990
                                                                   --------           --------

      TOTAL CURRENT LIABILITIES                                       1,190                990
                                                                   --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001par value, 75,000,000 shares authorized;
   5,050,000 shares issued and outstanding                            5,050              5,050
  Additional paid-in-capital                                         19,450             19,450
  Deficit accumulated during the development stage                  (22,369)            (1,283)
                                                                   --------           --------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            2,131             23,217
                                                                   --------           --------


      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $  3,321           $ 24,207
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

PLETHORA RESOURCES, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)


                                                Three Months          Six Months         From Inception
                                                   Ended                Ended          January 16, 2008 to
                                                 December 31,         December 31,         December 31,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
EXPENSES
  Professional fees                              $    1,700           $    1,700           $    1,700
  Transfer agent fees                                 1,808                1,808                1,808
  General and administrative                            794               17,578               18,861
                                                 ----------           ----------           ----------

Net (loss) from Operations before taxes              (4,302)             (21,086)             (22,369)

Provision for Income Taxes                               --                   --                   --
                                                 ----------           ----------           ----------

Net (loss)                                       $   (4,302)          $  (21,086)          $  (22,369)
                                                 ==========           ==========           ==========

(LOSS) PER COMMON SHARE - BASIC AND
 DILUTED                                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               5,050,000            5,050,000
                                                 ==========           ==========


   The accompanying notes are an integral part of these financial statements.

PLETHORA RESOURCES, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)


                                                           Three Months        Six Months       From Inception
                                                              Ended              Ended        January 16, 2008 to
                                                            December 31,       December 31,       December 31,
                                                               2008               2008               2008
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net (loss)                                                 $ (4,302)          $(21,086)          $(22,369)
  Change in non-cash working capital items:
    Accounts payable                                              200                200                200
                                                             --------           --------           --------

          Net cash (used) for operating activities             (4,102)           (20,886)           (22,169)
                                                             --------           --------           --------
FINANCING ACTIVITIES
  Loans from Director                                              --                 --                990
  Sale of common stock                                             --                 --             24,500
                                                             --------           --------           --------

          Net cash provided by financing activities                --                 --             25,490
                                                             --------           --------           --------

Net increase (decrease) in cash and equivalents                (4,102)           (20,886)             3,321

Cash and equivalents at beginning of the period                 7,423             24,207                 --
                                                             --------           --------           --------

Cash and equivalents at end of the period                    $  3,321              3,321           $  3,321
                                                             ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Taxes                                                      $     --           $     --           $     --
                                                             ========           ========           ========

NON-CASH ACTIVITIES                                          $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

PLETHORA RESOURCES, INC
(A Development Stage Company)
Notes To The Financial Statements
December 31, 2008
(Unaudited)


1. ORGANIZATION AND BUSINESS OPERATIONS

PLETHORA RESOURCES, INC ("the Company") was incorporated under the laws of the State of Nevada, U.S. on January 16, 2008. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") and its efforts are primarily to provide consulting services to North American oil & gas exploration companies that are interested in obtaining new exploration and production licenses in the East Siberian Region in Russia. The Company's services will include gathering and preparation of due diligence materials for properties that will be sold at government auctions in Russia, and also to assist in the bidding process. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, January 16, 2008 through December 31, 2008 the Company has accumulated losses of $22,369.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in US dollars.

b) GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.
 The Company has incurred losses since inception resulting in an accumulated deficit of $22,369 as of December 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

PLETHORA RESOURCES, INC
(A Development Stage Company)
Notes To The Financial Statements
December 31, 2008
(Unaudited)


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

h) INCOME TAXES

Income taxes are accounted for using the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

k) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

PLETHORA RESOURCES, INC
(A Development Stage Company)
Notes To The Financial Statements
December 31, 2008
(Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company is required to record an asset in its financial statements if a plan is over funded or record a liability in its financial statements if a plan is under funded with a corresponding offset to shareholders' equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders' equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158

PLETHORA RESOURCES, INC
(A Development Stage Company)
Notes To The Financial Statements
December 31, 2008
(Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

are effective for the fiscal year ending after December 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations.

3. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

In April 2008 the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.

In April 2008 the Company also issued 1,300,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $6,500.

In May 2008 the Company also issued 750,000 shares of common stock at a price of $0.02 per share for total cash proceeds of $15,000.

4. INCOME TAXES

As of December 31, 2008 the Company had net operating loss carry forwards of approximately $22,369 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTONS

On January 16, 2008 a party related to the Company loaned the Company $965 and on April 15, 2008 that same related party loaned the Company $25. The loans are non-interest bearing, due upon demand and unsecured.

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

We plan to provide consulting on oil and gas auctions for properties with a value of $500,000 to $5,000,000 in the Eastern Siberian Region. Gathering due diligence documentation for smaller properties will be less expensive and will reduce our initial costs. Once we expand our business, we will provide consulting services for auctions valued over $5,000,000. If our business is successful, we intend to hire additional personnel and offer consulting in more auctions in other parts of Russia and the former countries of the Soviet Union.

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

SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE PERIOD FROM INCEPTION (JANUARY 16, 2008) TO DECEMBER 31, 2008

Our net loss for the six months ended December 31, 2008 was $21,086 compared to a net loss of $22,369 during the period from inception January 16, 2008 to December 31, 2008. During the six month period ended December 31, 2008 we did not generate any revenue.

During the six months ended December 31, 2008 we incurred general and administrative expenses of $17,578 compared to $18,861 incurred during the period from inception (January 16, 2008) to December 31, 2008. General and administrative expenses incurred during the six months ended December 31, 2008 were generally related to corporate overhead, financial and administrative contracted services such as accounting, developmental costs, and general office expenses.

Our net loss during the six months ended December 31, 2008 was $21,086 or $(0.00) per share compared to a net loss of $1,283 or $(0.00) per share during the period from inception (January 16, 2008) to June 30, 2008. The weighted average number of shares outstanding was 5,050,000 for the six month period ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED DECEMBER 31, 2008

As at the six month period ended December 31, 2008 our current assets were $3,321 and our total liabilities were $1,190 resulting in a working capital surplus of $2,131. At December 31, 2008 current assets were comprised of $3,321 in cash compared to $24,207 in current assets comprised of cash at our fiscal year end June 30, 2008.

Stockholders' equity decreased from $23,217 for fiscal year ended June 30, 2008 to $2,131 at December 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended December 31, 2008 net cash flows used in operating activities was $20,886 consisting primarily of a net loss of $21,086. Net cash flows used in operating activities was $22,169 for the period from inception January 16, 2008 to December 31, 2008.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended December 31, 2008 we did not generate net cash from financing activities. For the period from inception January 16, 2008 to June 30, 2008 net cash provided by financing activities was $25,490 received from sale of common stock and loan from Director.

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

We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations.

On July 25, 2008 we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended (the "1933 Securities Act"), relating to the public offering of

2,050,000 shares of our common stock by certain selling shareholders (the "Selling Shareholders") named in the Registration Statement. The Selling Shareholders will sell our shares of common stock at $0.05 per share until our shares are quoted on the OTC Bulletin Board and thereafter at prevailing market prices or privately negotiated prices. We will not receive any proceeds from the sale of these shares of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). The Russian Ruble has been informally pegged to the USD. However, Russia is under international pressure to adopt a more flexible exchange rate system. If the Russian Ruble was no longer pegged to the USD, rate fluctuations may have a material impact on our financial reporting and make realistic revenue projections difficult. Recently the Russian Ruble has risen 12%. This may or may not have any appreciable effect on our future operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures [as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act] that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

8-K filed for change of directors

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PLETHORA RESOURCES, INC


Dated: February 11, 2008               By: /s/ Artur Etezov
                                           -------------------------------------
                                           Artur Etezov, President and
                                           Chief Executive Officer


Dated: February 11, 2008               By: /s/ Artur Etezov
                                           -------------------------------------
                                           Artur Etezov, Chief Financial Officer