Form 10-Q
period 2009-03-31
Plethora Resources, Inc.
filed 2009-05-14
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File No. 333-152551


                            PLETHORA RESOURCES, INC.
                 (Name of small business issuer in its charter)

             Nevada                                              26-1754034
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                              204 West Spear Street
                              Carson City NV 89703
                    (Address of principal executive offices)

                                 7-906-782-9988
                           (Issuer's telephone number)

Securities registered pursuant to                      Name of each exchange
   Section 12(b) of the Act:                           on which registered:
   -------------------------                           --------------------
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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          Applicable Only to Issuer Involved in Bankruptcy Proceedings
                        During the Preceding Five Years.
                                      N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [X] No[ ] N/A

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                     Outstanding as of March 31, 2009
      -----                                     --------------------------------
Common Stock, $0.001                                        5,050,000

                            PLETHORA RESOURCES, INC.

                                    FORM 10-Q

Part I. FINANCIAL INFORMATION
   Item 1.  Financial Statements                                              3
               Balance Sheets                                                 3
               Statements of Operations                                       4
               Statements of Cash Flows                                       5
               Notes to Financial Statements                                  6
   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       12
   Item 4.  Controls and Procedures                                          13

Part II. OTHER INFORMATION
   Item 1.  Legal Proceedings                                                13
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      13
   Item 3   Defaults Upon Senior Securities                                  13
   Item 4   Submission of Matters to a Vote of Security Holders              13
   Item 5   Other Information                                                14
   Item 6   Exhibits                                                         14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

PLETHORA RESOURCES, INC
(A Development Stage Company)
Balance Sheets

                                                                    March 31,          June 30,
                                                                      2009               2008
                                                                    --------           --------
                                                                   (Unaudited)         (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                              $  1,077           $ 24,207
                                                                    --------           --------

      TOTAL ASSETS                                                  $  1,077           $ 24,207
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                  $  2,005           $     --
  Loan from Director                                                     990                990
                                                                    --------           --------

      TOTAL CURRENT LIABILITIES                                        2,995                990
                                                                    --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001par value, 75,000,000 shares
   authorized;  5,050,000 shares issued and outstanding                5,050              5,050
  Additional paid-in-capital                                          19,450             19,450
  Deficit accumulated during the development stage                   (26,418)            (1,283)
                                                                    --------           --------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (1,918)            23,217
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  1,077           $ 24,207
                                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

PLETHORA RESOURCES, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                Three Months          Nine Months          From Inception
                                                   Ended                Ended           January 16, 2008 to
                                                  March 31,            March 31,             March 31,
                                                    2009                 2009                  2009
                                                 ----------           -----------           -----------
Expenses
  Professional fees                              $    1,780           $     3,480           $     3,480
  Transfer agent fees                                    --                 1,808                 1,808
  General and administrative                          2,269                19,847                21,130
                                                 ----------           -----------           -----------

Net (loss) from Operations before taxes              (4,049)              (25,135)              (26,418)
Provision for Income Taxes                               --                    --                    --
                                                 ----------           -----------           -----------
Net (loss)                                       $   (4,049)          $   (25,135)          $   (26,418)
                                                 ==========           ===========           ===========

(LOSS) PER COMMON SHARE
  - BASIC AND DILUTED                            $    (0.00)          $     (0.00)
                                                 ==========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               5,050,000             5,050,000
                                                 ==========           ===========


   The accompanying notes are an integral part of these financial statements.

PLETHORA RESOURCES, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                        Nine Months          From Inception
                                                          Ended           January 16, 2008 to
                                                         March 31,             March 31,
                                                           2009                  2009
                                                         --------              --------
OPERATING ACTIVITIES
  Net (loss)                                             $(25,135)             $(26,418)
  Change in non-cash working capital items:
    Accounts payable                                        2,005                 2,005
                                                         --------              --------
Net cash (used) for operating activities                  (23,130)              (24,413)
                                                         --------              --------

FINANCING ACTIVITIES
  Loans from Director                                          --                   990
  Sale of common stock                                         --                24,500
                                                         --------              --------
Net cash provided by financing activities                      --                25,490
                                                         --------              --------

Net increase (decrease) in cash and equivalents           (23,130)                1,077
Cash and equivalents at beginning of the period            24,207                    --
                                                         --------              --------

Cash and equivalents at end of the period                   1,077              $  1,077
                                                         ========              ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $     --              $     --

  Taxes                                                  $     --              $     --

NON-CASH ACTIVITIES                                      $     --              $     --


   The accompanying notes are an integral part of these financial statements.

PLETHORA RESOURCES, INC
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009
(Unaudited)


1. ORGANIZATION AND BUSINESS OPERATIONS

PLETHORA RESOURCES, INC ("the Company") was incorporated under the laws of the State of Nevada, U.S., on January 16, 2008. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7"). The Company's initial efforts were primarily to provide consulting services to North American oil & gas exploration companies interested in obtaining new exploration and production licenses in the East Siberian Region of Russia. The Company's intentions were to include gathering and preparation of due diligence materials for properties sold at government auctions in Russia and to assist in the bidding process. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, January 16, 2008 through March 31, 2009 the Company has accumulated losses of $26,418.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation
The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $26,418 as of March 31, 2009 and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

PLETHORA RESOURCES, INC
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009
(Unaudited)


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

h) Income Taxes

Income taxes are accounted for using the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year those temporary differences are expected to be recovered or settled.

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

In May 2008 the Company issued 750,000 shares of common stock at a price of $0.02 per share for total cash proceeds of $15,000.

PLETHORA RESOURCES, INC
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009
(Unaudited)


4. INCOME TAXES

As of March 31, 2009 the Company had net operating loss carry forwards of approximately $26,418 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as their realization is determined not likely to occur and, accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards equal to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTONS

On January 16, 2008 a party related to the Company loaned the Company $965 and on April 15, 2008 that same related party loaned the Company $25. The loans are non-interest bearing, due upon demand and unsecured.

6. SUBSEQUENT EVENTS

Subsequent to March 31, 2009 the Company forward split its issued common shares on the basis of 17 new common shares for each existing 1 common share and changed its name to SYNC2 NETWORKS CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbour provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbours for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Plethora Resources, Inc. was incorporated under the laws of the State of Nevada on January 16, 2008. Our registration statement form S1was filed with the Securities and Exchange Commission on July 25, 2008 and declared effective on August 12, 2008.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or " Plethora Resources," refers to Plethora Resources, Inc.

CURRENT BUSINESS OPERATIONS

We incorporated to provide consulting services to North American oil and gas exploration companies interested in obtaining exploration and production licenses in the East Siberian region of Russia. Our services were to include gathering and preparing due diligence materials for properties to be sold at government auctions in Russia and to offer assistance in the bidding process.

We plan to provide consulting on oil and gas auctions for properties with a value of $500,000 to $5,000,000 in the Eastern Siberian region. Gathering due diligence documentation for these smaller properties will be less expensive and will reduce our initial costs. Once we expand our business, we will provide consulting services for auctions valued over $5,000,000. If our business is successful we intend to hire additional personnel and offer consulting in more auctions in other parts of Russia and the former countries of the Soviet Union. As the Company develops it continues to evaluate its business plan and concepts and is also searching for potential new business. No additional ventures have been identified by the Company at the date of this report.

RESULTS OF OPERATIONS

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

NINE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE PERIOD FROM INCEPTION (JANUARY 16, 2008) TO MARCH 31, 2009

Our net loss for the nine months ended March 31, 2009 was $23,435 compared to a net loss of $24,718 during the period from inception January 16, 2008 to March 31, 2009. During the nine month period ended March 31, 2009 we did not generate any revenue.

During the nine months ended March 31, 2009 we incurred general and administrative expenses of $19,847 compared to $21,130 incurred during the period from inception January 16, 2008 to March 31, 2009. General and administrative expenses incurred during the nine months ended March 31, 2009 were generally related to corporate overhead, financial and administrative contracted services such as accounting, developmental costs, and general office expenses.

Our net loss during the nine months ended March 31, 2009 was $23,435 or $(0.00) per share compared to a net loss of $1,283 or $(0.00) per share during the period from inception (January 16, 2008) to June 30, 2008. The weighted average number of shares outstanding was 5,050,000 for the nine month period ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED MARCH 31, 2009

As at March 31, 2009 our current assets were $1,077 and our total liabilities were $1,295 resulting in a working capital deficit of $(218). At March 31, 2009 our current assets were comprised of $1,077 in cash compared to $24,207 in current assets comprised of cash at our fiscal year end June 30, 2008.

Stockholders' equity decreased from $23,217 for fiscal year ended June 30, 2008 to a deficit of $(218) at March 31, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended March 31, 2009 net cash used in operating activities was $23,130 consisting primarily of a net loss of $23,435. Net cash used in operating activities was $24,413 for the period from inception January 16, 2008 to March 31, 2009.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from the issuance of equity or debt instruments. For the nine months ended March 31, 2009 we did not generate any cash from financing activities. For the period from inception January 16, 2008 to June 30, 2008 net cash provided by financing activities was $25,490 received from the sale of common stock and a loan from a Director.

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

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:

     -    developmental expenses associated with a start-up business; and

     -    marketing expenses.

We intend to finance these expenses with further issuances of securities or debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations.

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

GOING CONCERN

The independent auditors' report accompanying our June 30, 2008 year end financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern" which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in foreign currency and interest rates.

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

The fluctuation of exchange rates of the Ruble may have positive or negative impacts on our results of operations. However, since all transactions of our company are denominated in U.S. dollars, the net income effect of appreciation and devaluation of the currency against the US dollar will be negligible.

INTEREST RATE

Interest rates are not generally controlled. Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                       PLETHORA RESOURCES, INC


Dated: May 11, 2009                    By: /s/ Artur Etezov
                                           -------------------------------------
                                           Artur Etezov, President and
                                           Chief Executive Officer


Dated: May 11, 2009                    By: /s/ Artur Etezov
                                           -------------------------------------
                                           Artur Etezov, Chief Financial Officer