Form 10-K
period 2009-06-30
Sync2 Networks Corp
filed 2009-09-28
CIK 1437750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended June 30, 2009

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                              SYNC2 NETWORKS CORP.
              (Exact name of small business issuer in its charter)

           Nevada                       333-152551               26-1754034
(State or other jurisdiction of        (Commission             (IRS Employer
 incorporation or organization)        File Number)          Identification No.)

                        5836 South Pecos Road, Suite 112
                               Las Vegas, NV 89120
                    (Address of principal executive offices)

                    Issuer's telephone number: 1-702-315-0521

                               Plethora Resources,
                               Inc 204 West Spear
                                     Street
                              Carson City NV 89703
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Securities registered under Section 12(b) of the Exchange Act:
                                     None.

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                                $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $202,583

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold. As of September 28, 2009: $31,365,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 28, 2009 the issuer had 85,850,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

Except for statements of historical fact, certain information contained herein constitutes `forward looking statements' within the meaning of Section 27A of the securities Act and Section 21E of the Securities Exchange Act. Forward looking statements address our current plans, intentions, beliefs and expectations and are statements of our expected future economic performance. Statements containing terms like `believes', `does not believe', `plans', `expects', `intends', `estimates', `anticipates', and other phrases of similar meaning or the negative or other variations of these words or other comparable words or phrases are considered to imply uncertainty and are forward looking statements.

Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward looking statements. Such factors include, but are not limited to changes in economic conditions, government regulations, contract requirements and abilities, behavior of existing and new competitor companies and other risks and uncertainties discussed in this annual report on Form 10-K.

We cannot guarantee our future results, level of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. We are under no duty to update any of the forward looking statements after the date of this report.

RISK FACTORS

Investment in our common stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors in addition to other information in this annual report before purchasing our common stock.

Because we have a net loss from operations of $245,220 for the year ended June 30, 2009 and have accumulated losses of $246,503 from inception, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity and debt financing to help pay operating costs and to help cover operating losses.

Because we have a limited sales history our future is uncertain.

The auditor's report for our June 30, 2009 consolidated financial statements includes an additional paragraph that identifies conditions which raise some doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

We were incorporated on January 16, 2008 under the laws of the state of Nevada as Plethora Resources Inc. to commence operations in the business of consulting to oil & gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia. We were unable to fund our intended business and, on May 28, 2009 but effective February 1, 2009, we acquired a wholly owned subsidiary, Sync2 International Ltd, for the assumption of the debts of Sync2 Agency Ltd, a wholly owned subsidiary of Sync2 International Ltd. Sync2 Agency Ltd is an internet marketing and website development company. On May 14, 2009 we changed our name to Sync2 Networks Corp. (the `Company').

We have a total of 150,000,000 authorized common shares with a par value of $0.001 per share. Of these, 85,850,000 common shares were issued and outstanding as of June 30, 2009.

We completed a form S-1 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 34,850,000 shares of our common stock on behalf of our selling shareholders.

During the year ended June 30, 2009 we generated $202,583 in gross revenues from our Sync2 Agency but had a net loss from operations on a consolidated basis of $245,220 at June 30, 2009.

We have accumulated a deficit of $246,503 from operations to June 30, 2009 and have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

BUSINESS DEVELOPMENT

We have sustained losses for the year ended June 30, 2009 of $245,220 and rely solely upon the sale of securities to qualified investors and loans from interested investors for funding.

Effective February 1, 2009 the Company acquired Sync2 International Ltd, a Malta Corporation ("INTL"). The Company owns all of the shares of INTL. INTL owns all of the shares of Sync2 Agency Ltd ("Agency"), a Canadian company located in Vancouver and specializing in the area of internet marketing and website development, among other things. Under the terms of the acquisition of INTL the Company acquired 100% of the issued and outstanding shares of INTL for the assumption of Cdn$767,333 in debts of Agency.

The Company has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

At this time the Company, its directors, officers and affiliates have not entered negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

BUSINESS OF ISSUER

The Company engages in the business of acquiring and developing internet marketing and web site development entities and/or their individual software programs to assist third-party clients in marketing their products and in maximizing the use of the internet to achieve those third-party clients' ultimate business objectives.

Prior to the Company's purchase of assets for the assumption of debts of Cdn$767,333 it had limited operations in this area and has since abandoned its original business endeavors.

More recently the Sync2 Group has expanded its on-line business consulting activities, by entering into a strategic alliance with prominent systems and infrastructure providers such as "IBM" (attaining IBM Business Partner Status), "Apple" (a part of the I-phone Developer Program), and more complex tri-partite business arrangements with Telus Communications Company and Cisco Systems developing specialized industry-specific software applications.

This new orientation compliments its existing on-line asset management, on-going maintenance and support endeavors, and on-line systems analysis business, permitting Sync2 to broaden its business activities throughout Canada and the rest of the world, in turn creating the potential for the development of a more unique array of products and services in an industry with growth potential.

PATENTS AND TRADEMARKS

To date there are no aspects of our business plan which require a patent, trademark or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions for patents or trademarks.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

Sync2 has spent no time in the last two fiscal years on specialized research and development activities, and has no plans to undertake any research or development in the future.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At August 31, 2009 Sync2 has nine (9) paid employees and two (2) officer/directors. The officer/directors are donating their time to the development of the Company and intend to do whatever work is necessary in order to bring us to the point of being financially sustainable from operations.

We presently have a health and benefits plan for our employees. We do not have pension, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.

REPORTS TO SECURITY HOLDERS

Sync2 will voluntarily make available an annual report including annual audited financial statements on Form 10-K to security holders. We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, required reports of material changes in the Company's business on Form 8-K, annual reports on Form 10-K and quarterly reports on Form 10-Q.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Sync2 and filed at http://www.sec.gov . The Company maintains a web site address at www.sync2agency.com .

ITEM 2. DESCRIPTION OF PROPERTY

Sync2 Network's principal place of business and corporate offices is located at 5836 South Pecos Road, Suite 112, Las Vegas, NV 89120 and our phone number is
(702) 315-0521.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities or any other securities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No change since previous filing.

The Company has filed with the SEC an S-1 registration statement July 25, 2008 and quarterly reports (form 10Q) for September and December 2008 and for March, 2009. This is the Company's first annual report (form 10-K).

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "SYNW".

Our stock was first quoted in October 2008. The following table shows the high and low trading prices of the Company's common stock since that time. The high and low bid information was obtained from www.nasdaq.com . These OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                          High        Low
     -------------                          ----        ---

     June 30, 2009**                        $2.70       $1.75
     March 31, 2009*                        $0.14       $0.14
     December 31, 2008*                     $0.14       $0.14

----------
* pre 17:1 forward split
** post 17:1 forward split

HOLDERS

As of September 22, 2009 we have 85,850,000 shares of $0.001 par value common stock issued and outstanding held by approximately 29 shareholders of record.

The stock transfer agent for our securities is:

Island Stock Transfer Company
100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701
Tel:  (727) 289-0010
Fax: (727) 289-0069

DIVIDENDS

On May 14, 2009 the Company forward split its issued shares of common stock on the basis of 17 new shares for 1 old share by the issuance of 80,800,000 shares pro rata to its existing shareholders as a stock dividend. At the same time the Company changed its name from Plethora Resources Inc. to Sync2 Networks Corp and increased its authorized share capital to 150,000,000 common shares.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Statutes, however, do prohibit us from declaring cash dividends where, after giving effect to the distribution of the dividend:

     1. we would not be able to pay our debts as they become due in the usual course of business; or

     2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

RECENT SALES OF UNREGISTERED SECURITIES

There were no share issuances during the year ended June 30, 2009.

On April 15, 2008 the Company issued 51,000,000 shares of common stock for cash of $3,000 and on April 24, 2008 the Company issued 22,100,000 shares of common stock for cash of $6,800 and additionally, on May 28, 2008 the Company issued 12,750,000 shares of common stock for cash of $15,000. No discounts or commissions were paid in connection with these offerings. These offerings were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided under Regulation D and Regulation S as promulgated by the U.S. Securities and Exchange Commission. The offering was made to "accredited investors." As a result, offers were made only to persons that the Company believed, and had reasonable grounds to believe, either (a) have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the proposed investment, or (b) can bear the economic risks of the proposed investment (that is, at the time of investment, could afford a complete loss) and (c) were non US residents.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2009 nor from inception January 16, 2008 to June 30, 2009.

ITEM 7. PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated $202,583 in revenues since inception ($nil for the period from inception January 16, 2008 to June 30, 2008) and have incurred $449,086 in expenses since inception through June 30, 2009.

The following table provides selected financial data about our company for the year ended June 30, 2009.

Balance Sheet Data:                         June 30, 2009         June 30, 2008
-------------------                         -------------         -------------

Cash                                         $  17,702             $  24,207

Total assets                                 $ 708,664             $  24,207

Total liabilities                            $ 930,667             $     990

Shareholders' equity (deficit)               $(222,003)            $  23,217

Cash provided by financing activities for the year ended June 30, 2009 was $762,365.

PLAN OF OPERATION

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. With the exception of the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K.

The Company's actual results could differ materially from those discussed here.

Our auditors have issued a going concern qualification in their opinion on our financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital or other financing to pay for our expenses.

We incurred losses of $245,220 during the year ended June 30, 2009. Accordingly, to maintain operations, we will have to raise sufficient capital from other sources. Our only other source for cash at this time is investments by others.

As of June 30, 2009 we had cash on hand of $17,702. This will not enable us to fund operations for the next twelve months, if we are unable to generate enough revenues to cover our expenses, and we may have to rely on additional loans from our directors, a public offering, or a private placement of securities. There can be no assurance whether or not such future financings will be available or on satisfactory terms.

Over the course of the next twelve months Sync2 intends to continue with its plan of business development and operations to assist companies, organizations and individuals (collectively the "clients") in establishing, building, maintaining and marketing the clients' online businesses.

If the Company is unable to meet its needs for cash it will be unable to continue, develop, or expand its operations.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Sync2.

If we are unable to pay for our expenses because we do not have enough money, we may be forced to cease active operations until we are able to secure additional financing. If we cannot or do not secure additional financing we may be forced to cease active business operations.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have only generated revenues from operations in two quarters - during the third and fourth quarters of the year ended June 30, 2009. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services, supplies, and equipment.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

LIQUIDITY AND CAPITAL RESOURCES

We cannot guarantee that we will have enough funds to forward our business plan. If that is the case, we will attempt to raise additional money by way of loans from officers of the Company, loans from third-parties, and/or sale(s) of additional securities. Additional equity financing would result in additional dilution to our existing shareholders.

At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Since inception of the Company on January 16, 2008 to June 30, 2009 the Company has issued shares for cash as follows:

     - On April 15, 2008 the Company issued 51,000,000 shares of common stock for cash of $3,000 and

     - On April 24, 2008 the Company issued 22,100,000 shares of common stock for cash of $6,800 and

     - On May 28, 2008 the Company issued 12,750,000 shares of common stock for cash of $15,000.

As of June 30, 2009 we had cash on hand of $17,702 and our total liabilities were $930,667.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit from operations of $246,503 as of June 30, 2009. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and by loans from investors. At June 30, 2009 we had a working capital deficit of $(912,965). These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

ITEM 8. FINANCIAL STATEMENTS

SYNC2 NETWORKS CORP
JUNE 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sync2 Networks Corp.

I have audited the accompanying balance sheets of Sync2 Networks Corp. (An Exploration Stage Company) as of June 30, 2009 and 2008, and the related statement of operations, stockholders' equity and cash flows for the years then ended and for January 16, 2008 (inception), to June 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sync2 Networks Corp., (An Exploration Stage Company) as of June 30, 2009 and 2008, and the results of its operations and cash flows for the years then ended and for January 16, 2008 (inception), to June 30, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
------------------------------
Seattle, Washington
September 28, 2009

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Balance Sheets
June 30, 2009



                                                                           2009                2008
                                                                         ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  17,702           $  24,207
  Accounts receivable                                                       51,114                  --
  Work in process                                                           17,650                  --
                                                                         ---------           ---------

      Total current assets                                                  86,466              24,207

FIXED ASSETS                                                               162,492                  --
GOODWILL                                                                   459,706                  --
                                                                         ---------           ---------


TOTAL ASSETS                                                             $ 708,664           $  24,207
                                                                         ---------           ---------

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $ 159,628           $      --
  Deferred revenue                                                           7,684                  --
  Due to related parties                                                   763,355                 990
                                                                         ---------           ---------

      Total current liabilities                                            930,667                 990
                                                                         ---------           ---------
TOTAL LIABILITIES                                                          930,667                 990
                                                                         ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
   Authorized: 150,000,000: par value $0.001 per share
   Issued: 85,850,000 as of 2009                                            85,850              85,850
           85,850,000 as of 2008
  Additional paid-in capital (deficiency)                                  (61,350)            (61,350)
  Deficit accumulated during exploration stage                            (246,503)             (1,283)
                                                                         ---------           ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (222,003)             23,217
                                                                         ---------           ---------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $ 708,664           $  24,207
                                                                         =========           =========


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of  Operations
for the Year Ended June 30, 2009 and Period Ended June 30, 2008 and for the period from January 16, 2008 (date of inception) to June 30, 2009

                                                                                                         Cumulative
                                                                                                         results of
                                                                                                      operations from
                                                                                                        the date of
                                                                                                       inception to
                                                          Year ended            Period ended              June 30,
                                                             2009                   2008                   2009
                                                         ------------           ------------           ------------
Revenues                                                 $    202,583           $         --           $    202,583
                                                         ------------           ------------           ------------

Salaries and benefits                                         169,682                     --                169,682
Rent                                                           56,770                     --                 56,770
Marketing                                                      14,620                     --                 14,620
Foreign exchange                                                5,908                     --                  5,908
Amortization                                                   56,298                     --                 56,298
Transfer agent fees                                             1,808                     --                  1,808
Professional fees                                              15,180                     --                 15,180
Management fees                                                56,175                     --                 56,175
Financial consulting                                           15,878                     --                 15,878
Travel/Meals and Lodging                                        4,642                     --                  4,642
General and Administration                                     50,842                  1,283                 52,125
                                                         ------------           ------------           ------------
     Total operating costs                                    447,803                  1,283                449,086
                                                         ------------           ------------           ------------

Loss from operations before taxes                            (245,220)                (1,283)              (246,503)

Income tax expense                                                 --                     --                     --
                                                         ------------           ------------           ------------

Net loss for the year                                    $   (245,220)          $     (1,283)          $   (246,503)
                                                         ============           ============           ============

Basic and diluted earnings (loss) per share              $      (0.00)          $      (0.00)
Weighted average number of common shares outstanding       85,850,000             38,829,802


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to June 30, 2009

                                                                               Deficit
                                          Common Stock                       Accumulated
                                   ------------------------    Additional     During the
                                   Number of                     Paid-in     Development   Subscription
                                     shares          Amount      Capital        Stage      (Receivable)     Total
                                     ------          ------      -------        -----      ------------     -----
Balance at inception
 January 16, 2008                          --      $     --    $      --     $       --      $     --    $       --

Common stock issued for cash:
  - April 15, 2008                 51,000,000        51,000      (48,000)            --            --         3,000
  - April 24, 2008                 22,100,000        22,100      (15,600)            --            --         6,500
  - May 28, 2008                   12,750,000        12,750        2,250             --            --        15,000

Net loss for the period ended
 June 30, 2008                             --            --           --         (1,283)           --        (1,283)
                                   ----------      --------    ---------     ----------      --------    ----------
Balance June 30, 2008              85,850,000        85,850      (61,350)        (1,283            --        23,217

Net loss for the year ended
 June 30, 2009                             --            --           --       (245,220)           --      (245,220)
                                   ----------      --------    ---------     ----------      --------    ----------

Balance June 30, 2009              85,850,000      $ 85,850    $ (61,350)    $ (246,503)     $     --    $ (222,003)
                                   ==========      ========    =========     ==========      ========    ==========


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Cash Flows
for the Year Ended June 30, 2009 and for the Period Ended June 30, 2008 and for the period from January 16, 2008 (date of inception) to June 30, 2009


                                                                                                            Cumulative
                                                                                                            results of
                                                                                                         operations from
                                                                                                           the date of
                                                                                                          inception to
                                                                         Year ended      Period ended        June 30,
                                                                            2009             2008             2009
                                                                         ---------        ---------        ---------
OPERATING ACTIVITIES
  Net loss                                                               $(245,220)       $  (1,283)       $(246,503)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Non cash expense - Amortization                                        56,298               --           56,298
                      - Foreign exchange                                     5,908               --            5,908
     Increase in deferred revenue                                            7,684               --            7,684
     Increase in accounts receivable                                       (51,114)              --          (51,114)
     Increase in work in process                                           (17,650)              --          (17,650)
     Increase (decrease) in accounts payable                               159,628               --          159,628
     Increase in due to related parties                                    762,365              990          763,355
                                                                         ---------        ---------        ---------

NET CASH USED IN OPERATING ACTIVITIES                                      677,899             (293)         677,606
                                                                         ---------        ---------        ---------
INVESTING ACTIVITIES
  Fixed assets                                                            (178,803)              --         (178,803)
  Goodwill                                                                (501,497)              --         (501,497)
                                                                         ---------        ---------        ---------

NET CASH USED IN INVESTING ACTIVITIES                                     (680,300)              --         (680,300)
                                                                         ---------        ---------        ---------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                                            --           24,500           24,500
                                                                         ---------        ---------        ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       --           24,500           24,500
                                                                         ---------        ---------        ---------

EFFECT OF FOREIGN EXCHANGE ON CASH                                          (4,104)              --           (4,104)
                                                                         ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH                                             (6,505)          24,207           17,702

CASH, BEGINNING OF PERIOD                                                   24,207               --               --
                                                                         ---------        ---------        ---------

CASH, END OF PERIOD                                                      $  17,702        $  24,207        $  17,702
                                                                         =========        =========        =========


Supplemental cash flow information and noncash financing activities:
  Interest paid                                                          $      --        $      --        $      --

  Income taxes  paid                                                     $      --        $      --        $      --

  Common stock issued for services                                       $      --        $      --        $      --


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009


NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS AND ORGANIZATION

     Sync2 Networks Corp (the "Company") was formed on January 16, 2008 in the State of Nevada under the name Plethora Resources, Inc. as a development stage company. The Company was originally organized to engage in the business of consulting to oil & gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia.

     On June 25, 2009 Eastern the Company purchased the assets and business of Sync2 International Ltd. in exchange for the assumption of all outstanding debts of Sync2 Agency Ltd. ("Agency". Agency is a wholly owned subsidiary of Sync2 International Ltd., a web development and web property management company. Effective May 14, 2009 the Company changed its name to Sync2 Networks Corp.

     The Company's business plan is to be an interactive marketing firm that designs, builds, implements and optimizes strategic interactive web networks and internet marketing programs that acquire, convert and retain customers for clients.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES". The Company has devoted substantially all of its efforts to business planning and development, as well as allocating a substantial portion of its time and investment in bringing product(s)/services to the market, and the raising of capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

     At June 30, 2009 the Company maintained cash and cash equivalent balances of $16,428 at one financial institution that is insured by the Federal Deposit Insurance Corporation for deposits of up to $100,000.

     START-UP COSTS

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

     INCOME TAXES

     The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     As of June 30, 2009 the Company had net operating losses carried forward. Due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the losses carried forward.

     EARNINGS (LOSS) PER SHARE OF COMMON STOCK

     Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation reflects the basic loss per share calculated as follows:

                                                                         2009           2008
                                                                      ----------     ----------
         Numerator:    Net loss                                       $ (245,220)    $   (1,283)
         ----------    ----------------------------------------       ----------     ----------
         Denominator:  Weighted average number of shares issued       85,850,000     38,829,802

     Earnings (loss) per share                                        $    (0.00)    $    (0.00)
                                                                      ----------     ----------

     RECENT ACCOUNTING PRONOUNCEMENTS

     In March, 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as an amendment of FASB Statement No.
     133. SFAS 161 requires entities utilizing derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company does not have or utilize any derivative instruments and/or hedging activities and therefore SFAS 161 is not expected to have an impact on the Company's financial statements.

     In May 2008, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, `The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles'. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

     In May 2008, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2010. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have a material effect on our consolidated financial position and results of operations if adopted.

     In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

     In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

     In December 2008 the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

     In December 2008 the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets, and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

     In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

     The implementation of these new standards is not expected to have a material effect on the Company's financial statements.

NOTE 3 - PROVISION FOR INCOME TAXES

     Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. For the year ended June 30, 2009 the provision for income taxes was $0.00.

NOTE 4 - GOING CONCERN

     As shown in the accompanying financial statements, the Company incurred substantial net losses for the year ended June 30, 2009 and has no revenue stream to support itself. This raises doubt about the Company's ability to continue as a going concern.

     The Company's future success is dependent upon its ability to raise additional capital to fund its business plan and ultimately to attain profitable operations. There is no guarantee that the Company will be able to raise enough capital or generate sufficient revenues to sustain its operations. Management believes they can raise the appropriate funds needed to support their business plan.

     The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 - FIXED ASSETS


2009                                                 Accumulated
                                       Cost          Amortization          Net
                                       ----          ------------          ---

Computer equipment                  $ 33,859          $  4,232          $ 29,627
Leasehold improvements               144,944            12,079           132,865
                                    --------          --------          --------

                                    $178,803          $ 16,311          $162,492
                                    ========          ========          ========

2008                                                 Accumulated
                                       Cost          Amortization          Net
                                       ----          ------------          ---

Computer equipment                  $     --          $     --          $     --
Leasehold improvements                    --                --                --
                                    --------          --------          --------

                                    $     --          $     --          $     --
                                    ========          ========          ========

INTANGIBLE ASSET - GOODWILL

Effective February 1, 2009 the Company acquired the equipment and business of eDevlin Architects at a cost of $643,585. Identifiable assets were valued at their book value of $142,088 resulting in an excess cost over book value of $501,497 recorded as goodwill with amortization of $41,791 claimed to June 30, 2009. The goodwill is being amortized over five years and is tested for impairment annually. The Company recorded amortization of $41,791 during the year ended June 30, 2009 (for the five months commencing February 1, 2009).

NOTE 6 - STOCKHOLDERS' EQUITY

     COMMON STOCK

     On April 15, 2008 the Company issued 51,000,000 shares of common stock for cash of $3,000; and

     On April 24, 2008 the Company issued 22,100,000 shares of common stock for cash of $6,800; and

     On May 28, 2008 the Company issued 12,750,000 shares of common stock for cash of $15,000.

     Effective May 14, 2009 the Company forward split its issued shares of common stock on the basis of seventeen new shares for one old share (17:1). All share issuances referred to in these financial statements are post forward split.

NOTE 7 - DUE TO RELATED PARTIES

     The Company owes $444,723 to a company with a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

     The Company owes $198,862 to a company controlled by a former officer of the Company. The outstanding amount bears interest at 5% per annum secured by a General Security Agreement and is due in two equal installments September 30, 2009 and December 31, 2009.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements on accounting or financial disclosure issues.

In June 2008 the Company engaged George Stewart, CPA to audit the Company's financial statements for the period ended June 30, 2008. Prior to its engagement, the Company had not consulted with George Stewart with respect to:
(i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K).

ITEM 9A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009 our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Based upon their assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended June 30, 2009.

ITEM 9B. OTHER INFORMATION

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified. Officers are elected by the Board of Directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and director is set forth below:

     Name and Address         Age              Position(s)
     ----------------         ---              -----------

     Helen Siwak*             43       CEO, Director, acting CFO

     Artur Etezov**           39       (former) CFO, CEO, Director

----------
* Ms. Siwak has held her offices/positions since May 18, 2009 and is expected to hold said offices/positions until the next annual meeting of our stockholders.
** Mr. Etezov held his offices/positions since January 16, 2008 and resigned May 18, 2009.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

Helen Siwak has over twenty years management experience, with a principal emphasis on the entertainment industry. Ms. Siwak was the founder and President of Realia Music Ltd., an early innovator in the area of the digital production and delivery of music for use in film and television synchronization licensing, and was principally responsible for the development of Realia's delivery software. Prior to her work with Realia, Ms. Siwak worked for a number of years in film, television and music where she was involved in virtually all areas of production and management. Ms. Siwak's corporate work includes having worked with a leading Canadian law firm in the areas of corporate finance and licensing law. Ms. Siwak presently resides in Athens, Greece.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Because we do not have a class of equity securities registered pursuant to
Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

CODE OF ETHICS

We have not adopted a corporate code of ethics.

ITEM 11 - EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation
------------    ----   ------     -----      ------      ------     ------       --------      ------
Helen Siwak     2009     0          0          0            0          0            0             0
Helen Siwak     2008     0          0          0            0          0            0             0

Artur Etezov**  2009     0          0          0            0          0            0             0
Artur Etezov**  2008     0          0          0            0          0            0             0

----------
** Mr. Artur Etezov resigned his positions as officer and director of the Company on May 18, 2009.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Helen
Siwak          0              0              0            0          0           0            0           0            0

Artur
Etezov**       0              0              0            0          0           0            0           0            0

----------
** Mr. Artur Etezov resigned his positions as officer and director of the Company on May 18, 2009.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

                    Name and address                Amount of         Percent of
Title of Class    of beneficial owner          beneficial ownership      class
--------------    -------------------          --------------------      -----

Common            Artur Etezov*                     51,000,000           59.41%

Common            All directors and executive
                  officers as a group               51,000,000           59.41%

Mr. Artur Etezov resigned his positions as officer and director of the Company on May 18, 2009.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     1.   Any of our directors or officers;
     2. Any person proposed as a nominee for election as a director; Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting
     3.   rights attached to our outstanding shares of common stock;
     4.   Any member of the immediate family of any of the foregoing persons.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2008: $ 5,100
2009: $10,000

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2008: $ 0
2009: $ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2008: $ 0
2009: $ 0

All Other Fees:

2008: $0.00
2009: $0.00

The Company has not yet appointed an audit committee

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

                                    PART IV

ITEM 15 - EXHIBITS

The following exhibits are included with this filing:

3(i) Articles of Incorporation*

3(ii) Bylaws*

31.1 Rule 13a-14(a)/15d-14(a) Certification

32.1 Section 1350 Certification

----------
* Included in our SB-2 filing under Commission File Number 333-136134

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 22, 2009


By: /s/ Helen Siwak
   ---------------------------------
Helen Siwak, Chief Executive Officer
and acting Chief Financial Officer