Form 10-Q
period 2009-09-30
Sync2 Networks Corp
filed 2009-11-13
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ____________

                         Commission File No. 333-152551

                               SYNC2 NETWORKS CORP
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

                                 1-702-315-0521
                           (Issuer's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $0.001 each par value
                                (Title of Class)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                   Outstanding as of October 31, 2009
      -----                                   ----------------------------------
Common Stock, $0.001                                      85,850,000

                         PART I -- FINANCIAL INFORMATION

The accompanying interim unaudited financial statements Sync2 Networks Corp. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2009 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on September 28, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2010.

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                    September 30,            June 30,
                                                                        2009                  2009
                                                                     -----------           -----------
                                                                      UNAUDITED
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $    10,342           $    17,702
  Accounts receivable                                                    136,332                51,114
  Work in process                                                             --                17,650
                                                                     -----------           -----------
      Total current assets                                               146,674                86,466

FIXED ASSETS                                                             186,585               162,492
GOODWILL                                                                 471,263               459,706
                                                                     -----------           -----------

TOTAL ASSETS                                                         $   804,522           $   708,664
                                                                     ===========           ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                   $   258,055           $   159,628
  Deferred revenue                                                            --                 7,684
  Due to related parties                                                 967,755               763,355
                                                                     -----------           -----------
      Total current liabilities                                        1,225,810               930,667
                                                                     -----------           -----------

TOTAL LIABILITIES                                                      1,225,810               930,667
                                                                     -----------           -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
  Authorized: 150,000,000 : par value $0.001 per share
  Issued: 85,850,000 as of Sept 30, 2009                                  85,850                85,850
          85,850,000 as of June 30, 2009
  Additional paid-in capital (deficiency)                                (61,350)              (61,350)
  Other comprehensive (debits) credits                                   (14,258)                   --
  Deficit accumulated during exploration stage                          (431,530)             (246,503)
                                                                     -----------           -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (421,288)             (222,003)
                                                                     -----------           -----------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $   804,522           $   708,664
                                                                     ===========           ===========


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations for the three months ended September 30, 2009 and 2008 and for the period from January 16, 2008 (date of inception) to September 30, 2009

                                                                                               Cumulative results
                                                                                               of operations from
                                                          Three months        Three months         the date of
                                                              ended               ended           inception to
                                                          September 30,       September 30,       September 30,
                                                              2009                2008                2009
                                                          ------------        ------------        ------------
Revenues                                                  $    115,843        $         --        $    318,426
                                                          ------------        ------------        ------------

Salaries and benefits                                          155,946                  --             325,628
Rent                                                            34,111                  --              90,881
Marketing                                                       16,890                  --              31,510
Foreign exchange                                                 5,908                  --              11,816
Amortization                                                    36,841                  --              93,139
Transfer agent fees                                                 --                  --               1,808
Professional fees                                                2,000                  --              17,180
Management fees                                                 13,673                  --              69,848
Financial consulting                                            10,418                  --              26,296
Travel/Meals and Lodging                                           869                  --               5,511

General and Administration                                      24,214              16,784              76,339
                                                          ------------        ------------        ------------
     Total operating costs                                     300,870              16,784             749,956
                                                          ------------        ------------        ------------

Loss from operations before taxes                             (185,027)            (16,784)           (431,530)

Income tax expense                                                  --                  --                  --
                                                          ------------        ------------        ------------

Net loss for the year                                     $   (185,027)       $    (16,784)       $   (431,530)
                                                          ============        ============        ============

Basic and diluted earnings (loss) per share               $      (0.00)       $      (0.00)
Weighted average number of common shares outstanding        85,850,000          85,850,000


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
 (A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to September 30, 2009



                                                                               Deficit
                                          Common Stock                       Accumulated
                                   ------------------------    Additional     During the      Foreign
                                   Number of                     Paid-in     Development     Exchange
                                     shares          Amount      Capital        Stage       Gain (Loss)     Total
                                     ------          ------      -------        -----       -----------     -----
Balance at inception
 January 16, 2008                          --      $     --    $      --     $       --      $     --    $       --

Common stock issued for cash:
  - April 15, 2008                 51,000,000        51,000      (48,000)            --            --         3,000
  - April 24, 2008                 22,100,000        22,100      (15,600)            --            --         6,500
  - May 28, 2008                   12,750,000        12,750        2,250             --            --        15,000

Net loss for the period ended
 June 30, 2008                             --            --           --         (1,283)           --        (1,283)
                                   ----------      --------    ---------     ----------      --------    ----------
Balance June 30, 2008              85,850,000        85,850      (61,350)        (1,283            --        23,217

Net loss for the year ended
 June 30, 2009                             --            --           --       (245,220)           --      (245,220)
                                   ----------      --------    ---------     ----------      --------    ----------
Balance June 30, 2009              85,850,000        85,850      (61,350)      (246,503)           --      (222,003)

Net loss for the period ended
 September 30, 2009                        --            --           --       (185,027)      (14,258)     (199,285)
                                   ----------      --------    ---------     ----------      --------    ----------

                                   85,850,000      $ 85,850    $ (61,350)    $ (431,530)     $(14,258)   $ (421,288)
                                   ==========      ========    =========     ==========      ========    ==========


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2008 and for the period from January 16, 2008 (date of inception) to September 30, 2009


                                                                                           Cumulative results
                                                                                           of operations from
                                                      Three months        Three months         the date of
                                                          ended               ended           inception to
                                                      September 30,       September 30,       September 30,
                                                          2009                2008                2009
                                                        ---------           ---------           ---------
OPERATING ACTIVITIES
  Net loss                                              $(185,027)          $ (16,784)          $(431,530)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                       36,841                  --              93,139
                      - Foreign exchange                  (32,219)                 --             (26,311)
     Increase (decrease) in deferred revenue               (7,684)                 --                  --
     (Increase) in accounts receivable                    (85,218)                 --            (136,332)
     (Increase) decrease in work in process                17,650                  --                  --
     Increase (decrease) in accounts payable               98,427                  --             258,055
                                                        ---------           ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                    (157,230)            (16,784)           (243,000)
                                                        ---------           ---------           ---------
INVESTING ACTIVITIES
  Fixed assets                                            (60,934)                 --            (239,737)
  Goodwill                                                     --                  --            (501,497)
                                                        ---------           ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                     (60,934)                 --            (741,234)
                                                        ---------           ---------           ---------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                           --                  --              24,500
  Increase in due to related parties                      204,400                  --             967,755
                                                        ---------           ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 204,400                  --             992,255
                                                        ---------           ---------           ---------

EFFECT OF FOREIGN EXCHANGE ON CASH                          6,404                  --               2,300
                                                        ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                            (7,360)            (16,784)             13,342

CASH, BEGINNING OF PERIOD                                  17,702              24,207                  --
                                                        ---------           ---------           ---------

CASH, END OF PERIOD                                     $  10,342           $   7,423           $  10,342
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


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Unaudited)


1. BASIS OF PRESENTATION, NATURE OF BUSINESS AND ORGANIZATION

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

For the period from inception, January 16, 2008 through September 30, 2009 the Company has accumulated losses of $431,530.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $431,530 as of September 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

g) Stock-based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No's. 123 and 123(R). To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

j) Fiscal Periods
The Company's fiscal year end is June 30.

k) Recent Accounting Pronouncements
There are no recent accounting pronouncements known to the Company which, if applied, would affect the disclosure in these financial statements. Please also refer to the Company's year end June 30, 2009 notes to financial statements.

3. GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses since incorporation and has insufficient revenue stream to support itself. This raises doubt about the Company's ability to continue as a going concern.

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Unaudited)


4. FIXED ASSETS

2009                                                Accumulated
                                      Cost          Amortization           Net
                                    --------        ------------        --------

Computer equipment                  $ 57,620          $  7,240          $ 50,380
Leasehold improvements               157,160            20,955           136,205
                                    --------          --------          --------
                                    $214,780          $ 28,195          $186,585
                                    ========          ========          ========

2008                                                Accumulated
                                      Cost          Amortization           Net
                                    --------        ------------        --------

Computer equipment                  $     --          $     --          $     --
Leasehold improvements                    --                --                --
                                    --------          --------          --------
                                    $     --          $     --          $     --
                                    ========          ========          ========

RATES OF AMORTIZATION - Computer equipment       20% per annum declining balance
                      - Leasehold improvements   Straight line over five years

INTANGIBLE ASSET - GOODWILL

Effective February 1, 2009 the Company acquired the equipment and business of eDevlin Architects at a cost of $643,585. Identifiable assets were valued at their book value of $142,088 resulting in an excess cost over book value of $501,497 recorded as goodwill with amortization of $93,139 claimed to September 30, 2009. The goodwill is being amortized over five years and is tested for impairment annually. The Company recorded amortization of $26,570 during the three months ended September 30, 2009.

5. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

In April 2008, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.

In April 2008, the Company also issued 1,300,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $6,500.

In May 2008, the Company also issued 750,000 shares of common stock at a price of $0.02 per share for total cash proceeds of $15,000 Sync2 Networks Corp

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2009
(Unaudited)


5. COMMON STOCK (CONTINUED)

During the period January 16, 2008 (inception) to June 30, 2008, the Company sold a total of 5,050,000 shares of common stock for total cash proceeds of $24,500.

6. INCOME TAXES

As of September 30, 2009 the Company had net operating loss carry forwards of approximately $431,530 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTONS

The Company owes $734,269 to a company with a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

The Company owes $233,486 to a company controlled by a former officer of the Company. The outstanding amount bears interest at 5% per annum secured by a General Security Agreement and is due in two equal instalments September 30, 2009 and December 31, 2009.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Sync2 Networks Corp. was incorporated under the laws of the State of Nevada on January 16, 2008. Our registration statement was filed with the Securities and Exchange Commission on July 25, 2008 and declared effective on August 12, 2008.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "Sync2," or "Sync2 Networks Corp." refers to Sync2 Networks Corp.

CURRENT BUSINESS OPERATIONS

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

Our auditors have issued a going concern qualification in their opinion on our financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital or other financing to pay for our expenses. The Company's actual results could differ materially from those discussed here.

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

The Company did not have comparative operations for the three months ended September 30, 2008 and commenced operating under its current business plan February, 2009.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008

Our net loss during the three-month period ended September 30, 2009 was ($185,027) or ($0.00) per share compared to a net loss of ($16,784) or ($0.00)
per share during the comparative period to September 30, 2008. The weighted average number of shares outstanding was 85,850,000 for both periods. During the three-month period ended September 30, 2008, we did not generate any revenue.

During the three-month period ended September 30, 2009 we incurred general and administrative expenses of approximately $24,214 compared to $16,784 incurred during the comparative period to September 30, 2008. General and administrative expenses incurred during the three-month periods were generally related to corporate overhead and financial and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2008

As at September 30, 2009 our current assets were $146,674 and our total current liabilities were $1,225,810, which resulted in a working capital deficit of $(1,079,136) compared to a working capital surplus of $6,433 at September 30, 2008.

Stockholders' equity decreased from $222,003 for fiscal year ended June 30, 2009 to $421,288 for the three-month period ended September 30, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended September 30, 2009 net cash flows used in operating activities was ($157,230) consisting primarily of a net loss of ($185,027). Net cash flows used in operating activities was ($16,784) for the comparative period to September 30, 2008 and consisting primarily of a net loss of ($16,784).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties or the issuance of equity and debt instruments. For the three-month period ended September 30, 2009 we generated net cash from financing activities of $204,400. For the period from inception (January 16, 2008) to September 30, 2008 net cash provided by financing activities was $25,490 received from sale of common stock and a loan from a Director.

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

GOING CONCERN

The independent auditors' report accompanying our June 30, 2009 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States dollars ("USD"). Our operations are in Canadian dollars ("Cdn$"). The fluctuation of exchange rates for the Cdn$ may have positive or negative impacts on our results of operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II OTHER INFORMATION

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

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

Effective October 6, 2009 the Company appointed John Moore as Director of the Company and accepted the resignation of Helen Siwak as Director of the Company.

Mr. Moore has more than 35 years of experience in finance and business management, and has owned and operated several businesses. Since 1983, Mr. Moore has been the owner and operator of John Moore Financial Management Solutions, Inc. Additionally, Mr. Moore has served as the CFO and a Director of Royal Crown Capital Corporation (2008) and as CFO and Director of CND Baer Technologies Ltd, Dba Lazy Bath since 2007. During 2007, he also served as CFO and Director of The Great Canadian Karaoke Challenge Ltd and as CFO and Director of Real American Show Down, Inc. / USA Karaoke Championships, Inc. From 2003 through 2006, Mr. Moore served as CFO and Director of Flameret, Inc. During 2003, Mr. Moore served as CFO and Director of Rim Bra Brake Systems, Inc. From 1997 to 2000, Mr. Moore served as CFO and Director of Image Power, Inc.

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

                                         SYNC2 NETWORKS CORP


Dated: November 13, 2009                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: November 13, 2009                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer