Form 10-Q
period 2009-12-31
Sync2 Networks Corp
filed 2010-02-22
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 2009

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

Securities registered pursuant to                        Name of each exchange
   Section 12(b) of the Act:                              on which registered:
           None                                                   N/A

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

       Class                                  Outstanding as of January 31, 2010
       -----                                  ----------------------------------
Common Stock, $0.001                                     85,850,000

                         PART I -- FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Sync2 Networks Corp. (a Nevada corporation) for the three and six months ended December 31, 2009 are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2009 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on September 28, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three and six months ended December 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2010.

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                     ASSETS

                                                                         December 31,            June 30,
                                                                             2009                  2009
                                                                         -----------           -----------
                                                                          UNAUDITED
CURRENT ASSETS
  Cash                                                                   $    13,215           $    17,702
  Accounts receivable                                                        127,873                51,114
  Work in process                                                                 --                17,650
                                                                         -----------           -----------
      Total current assets                                                   141,088                86,466

FIXED ASSETS                                                                 161,583               162,492
GOODWILL                                                                          --               459,706
                                                                         -----------           -----------

TOTAL ASSETS                                                             $   302,671           $   708,664
                                                                         ===========           ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $   629,780           $   159,628
  Deferred revenue                                                                --                 7,684
  Due to related parties                                                   1,044,655               763,355
                                                                         -----------           -----------
      Total current liabilities                                            1,674,435               930,667
                                                                         -----------           -----------

TOTAL LIABILITIES                                                          1,674,435               930,667
                                                                         -----------           -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
  Authorized: 150,000,000: par value $0.001 per share
  Issued: 85,850,000 as of Dec 31, 2009                                       85,850                85,850
          85,850,000 as of June 30, 2009
  Additional paid-in capital (deficiency)                                    (61,350)              (61,350)
  Other comprehensive (debits) credits                                       (36,646)                   --
  Deficit accumulated during exploration stage                            (1,359,618)             (246,503)
                                                                         -----------           -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (1,371,764)             (222,003)
                                                                         -----------           -----------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $   302,671           $   708,664
                                                                         ===========           ===========


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations for the three and six months ended December 31, 2009 and 2008 and for the period from January 16, 2008 (date of inception) to December 31, 2009

                                                                                                              Cumulative
                                                                                                               results of
                                                                                                            operations from
                                      Three months      Three months       Six months        Six months       the date of
                                         ended             ended             ended             ended          inception to
                                      December 31,      December 31,      December 31,      December 31,      December 31,
                                          2009              2008              2009              2008              2009
                                      ------------      ------------      ------------      ------------      ------------
Revenues                              $     35,765      $         --      $    151,608      $         --      $    354,191
                                      ------------      ------------      ------------      ------------      ------------

Salaries and benefits                      197,866                --           353,812                --           523,494
Rent                                        51,970                --            86,081                --           142,851
Marketing                                      321                --            17,211                --            31,831
Foreign exchange                              (338)               --             5,570                --            11,478
Amortization                                28,777                --            65,618                --           121,916
Transfer agent fees                             --             1,808                --             1,808             1,808
Professional fees                           35,000             1,700            37,000             1,700            52,180
Management fees                             63,974                --            77,647                --           133,822
Administration fees                        100,000                --           100,000                --           100,000
Financial consulting                         7,276                --            17,694                --            33,572
Travel/Meals and Lodging                       295                --             1,164                --             5,806
General and Administration                  10,584               794            34,798            17,578            86,923
                                      ------------      ------------      ------------      ------------      ------------
     Total operating costs                 495,725             4,302           796,933            21,086         1,245,681
                                      ------------      ------------      ------------      ------------      ------------
Loss from operations
 before taxes and other                   (459,960)           (4,302)         (645,325)          (21,086)         (891,490)

Other
  Write off of goodwill                   (468,128)               --          (468,128)               --          (468,128)
                                      ------------      ------------      ------------      ------------      ------------
                                          (928,088)           (4,302)       (1,113,115)          (21,086)       (1,359,618)

Income tax expense                              --                --                --                --                --
                                      ------------      ------------      ------------      ------------      ------------

Net loss for the year                 $   (928,088)     $     (4,302)     $ (1,113,115)     $    (21,086)     $ (1,359,618)
                                      ============      ============      ============      ============      ============

Basic and diluted earnings (loss)
 per share                            $      (0.01)     $      (0.00)     $      (0.00)     $      (0.00)

Weighted average number of
 common shares outstanding              85,850,000        85,850,000        85,850,000        85,850,000


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to December 31, 2009

                                                                               Deficit
                                          Common Stock                       Accumulated
                                   ------------------------    Additional     During the      Foreign
                                   Number of                     Paid-in     Development     Exchange
                                     shares          Amount      Capital        Stage       Gain (Loss)      Total
                                     ------          ------      -------        -----       -----------      -----
Balance at inception
 January 16, 2008                          --      $     --    $      --     $        --     $     --    $        --

Common stock issued for cash:
  - April 15, 2008                 51,000,000        51,000      (48,000)             --           --          3,000
  - April 24, 2008                 22,100,000        22,100      (15,600)             --           --          6,500
  - May 28, 2008                   12,750,000        12,750        2,250              --           --         15,000

Net loss for the period ended
 June 30, 2008                             --            --           --          (1,283)          --         (1,283)
                                   ----------      --------    ---------     -----------     --------    -----------
Balance June 30, 2008              85,850,000        85,850      (61,350)         (1,283           --         23,217

Net loss for the year ended
 June 30, 2009                             --            --           --        (245,220)          --       (245,220)
                                   ----------      --------    ---------     -----------     --------    -----------
Balance June 30, 2009              85,850,000        85,850      (61,350)       (246,503)          --       (222,003)

Net loss for the period ended
December 31, 2009                          --            --           --      (1,113,115)     (36,646)    (1,149,761)
                                   ----------      --------    ---------     -----------     --------    -----------

                                   85,850,000      $ 85,850    $ (61,350)    $(1,359,618)   $(36,646)   $(1,371,764)
                                   ==========      ========    =========     ===========     ========    ===========


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008 and for the period from January 16, 2008 (date of inception) to December 31, 2009

                                                                                                  Cumulative
                                                                                                   results of
                                                                                                operations from
                                                       Six months            Six months           the date of
                                                         ended                 ended              inception to
                                                      December 31,          December 31,          December 31,
                                                          2009                  2008                  2009
                                                      -----------           -----------           -----------
OPERATING ACTIVITIES
  Net loss                                            $(1,113,115)          $   (21,086)          $(1,359,618)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Non cash expense - Amortization                        65,618                    --               121,916
                     - Foreign exchange                     5,570                    --                11,478
                     - Write off of goodwill              459,706                    --               459,706
    Increase (decrease)  in deferred revenue               (7,684)                   --                    --
    (Increase)  in accounts receivable                    (76,759)                   --              (127,873)
    (Increase) decrease in work in process                 17,650                    --                    --
    Increase (decrease) in accounts payable               470,152                   200               629,780
                                                      -----------           -----------           -----------

NET CASH USED IN OPERATING ACTIVITIES                    (178,862)              (20,886)             (264,611)
                                                      -----------           -----------           -----------
INVESTING ACTIVITIES
  Fixed assets                                            (40,589)                   --              (219,392)
  Goodwill                                                     --                    --              (501,497)
                                                      -----------           -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                     (40,589)                   --              (720,889)
                                                      -----------           -----------           -----------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                           --                    --                24,500
  Increase in due to related parties                      281,300                    --             1,044,655
                                                      -----------           -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 281,300                    --             1,069,155
                                                      -----------           -----------           -----------

EFFECT OF FOREIGN EXCHANGE ON CASH                        (66,336)                   --               (70,440)

NET INCREASE (DECREASE) IN CASH                            (4,487)              (20,886)               13,215

CASH, BEGINNING OF PERIOD                                  17,702                24,207                    --
                                                      -----------           -----------           -----------

CASH, END OF PERIOD                                   $    13,215           $     3,321           $    13,215
                                                      ===========           ===========           ===========

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


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009
(Unaudited)


1. BASIS OF PRESENTATION, NATURE OF BUSINESS AND ORGANIZATION

Sync2 Networks Corp (the "Company") was formed on January 16, 2008 in the State of Nevada under the name Plethora Resources, Inc. as a development stage company.

On June 25, 2009 the Company purchased the assets and business of Sync2 International Ltd. in exchange for the assumption of all outstanding debts of Sync2 Agency Ltd. ("Agency"). Agency is a wholly owned subsidiary of Sync2 International Ltd., a web development and web property management company. Effective May 14, 2009 the Company changed its name to Sync2 Networks Corp.

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

For the period from inception, January 16, 2008 through December 31, 2009 the Company has accumulated losses of $1,359,618.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,359,618 as of December 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009
(Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and shareholders and or private placement of common stock.

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

e) Foreign Currency Translation

The Company's functional currency is Canadian dollars and its reporting currency is the United States dollar.

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009
(Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009
(Unaudited)


4. FIXED ASSETS

2009                                             Accumulated
                                  Cost          Amortization           Net
                                  ----          ------------           ---

Computer equipment              $ 58,782          $ 14,773          $ 44,009
Leasehold improvements           160,328            42,754           117,574
                                $219,110          $ 57,527          $161,583

2008                                             Accumulated
                                  Cost          Amortization           Net
                                  ----          ------------           ---

Computer equipment              $     --          $     --          $     --
Leasehold improvements                --                --                --
                                $     --          $     --          $     --


RATES OF AMORTIZATION - Computer equipment       20% per annum declining balance
                      - Leasehold improvements   Straight line over five years

INTANGIBLE ASSET - GOODWILL

Effective February 1, 2009 the Company acquired the equipment and business of eDevlin Architects at a cost of $643,585. Identifiable assets were valued at their book value of $142,088 resulting in an excess cost over book value of $501,497 recorded as goodwill with amortization of $66,866 claimed to December 31, 2009. The goodwill is amortized over five years and is tested for impairment annually. The Company recorded amortization of $26,570 during the three months ended September 30, 2009 and wrote goodwill to $nil at December 31, 2009 to reflect the uncertainty of recovering its value over its remaining life..

5. COMMON STOCK

The authorized capital of the Company is 150,000,000 common shares with a par value of $ 0.001 per share.

In April 2008, the Company issued 51,000,000 shares of common stock at a price of $0.00006 per share for total cash proceeds of $3,000.

In April 2008, the Company also issued 22,100,000 shares of common stock at a price of $0.0003 per share for total cash proceeds of $6,500.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009
(Unaudited)


5. COMMON STOCK (CONTINUED)

In May 2008, the Company issued 12,750,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $15,000

Effective May 14, 2009 the Company forward split its issued shares of common stock on the basis of seventeen new shares for one old share (17:1). All share issuances referred to in these financial statements are post forward split.

6. INCOME TAXES

As of December 31, 2009 the Company had net operating loss carry forwards of approximately $1,359,618 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTONS

The Company owes $805,473 to a company with a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

The Company owes $238,192 to a company controlled by a former officer of the Company. The outstanding amount bears interest at 5% per annum secured by a General Security Agreement and is due in two equal instalments September 30, 2009 and December 31, 2009.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "Sync2," or "Sync2 Networks" refers to Sync2 Networks Corp.

CURRENT BUSINESS OPERATIONS

The Company engages in the business of acquiring and developing internet marketing and web site development entities and/or their individual software programs to assist third-party clients in marketing their products and in maximizing the use of the internet to achieve those third-party clients' ultimate business objectives. During the quarter ended December 31, 2009 we shifted the direction of SYNC2 to providing support services to the gaming world and laid off our Vancouver staff as a cost cutting measure. The Company intends to subcontract any required professional and other services.

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

The Company did not have comparative operations for the three months ended December 31, 2008 and commenced operating under its current business plan February, 2009.

THREE MONTH PERIOD ENDED DECEMBER 31, 2009 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2008

Our net loss from operations during the three-month period ended December 31, 2009 was ($459,960) or ($0.01) per share compared to a net loss of ($4,302) or ($0.00) per share during the comparative period to December 31, 2008. The weighted average number of shares outstanding was 85,850,000 for both periods. During the three-month period ended December 31, 2008, we did not generate any revenue.

During the three-month period ended December 31, 2009 we incurred general and administrative expenses of approximately $10,584 compared to $794 incurred during the comparative period to December 31, 2008. General and administrative expenses incurred during the three-month periods were generally related to corporate overhead and financial and administrative contracted services. During the current period we wrote off goodwill in the amount of $468,126 because we do not expect to recover the value.

SIX MONTH PERIOD ENDED DECEMBER 31, 2009 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2008

Our net loss from operations during the six month period ended December 31, 2009 was ($645,325) or ($0.00) per share compared to a net loss of ($21,086) or ($0.00) per share during the comparative period to December 31, 2008. The weighted average number of shares outstanding was 85,850,000 for both periods. During the six month period ended December 31, 2008, we did not generate any revenue and commenced current operations February, 2009.

During the six month period ended December 31, 2009 we incurred general and administrative expenses of $34,798 compared to $17,578 incurred during the comparative period to December 31, 2008. General and administrative expenses incurred during the periods were generally related to corporate overhead and financial and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED DECEMBER 31, 2009

As at December 31, 2009 our current assets were $141,088 and our total current liabilities were $1,674,435 which resulted in a working capital deficit of $(1,533,347) compared to a working capital surplus of $2,131 at December 31, 2008.

Stockholders' equity decreased from a deficit of $(222,003) at the fiscal year end June 30, 2009 to a deficit of $(1,371,764) at the six month period ended December 31, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2009 net cash flow used in operating activities was ($178,862) consisting primarily of a net loss. Net cash flows used in operating activities was ($20,886) for the comparative period to December 31, 2008 and consisted primarily of a net loss of ($21,086).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties or the issuance of equity and debt instruments. For the six month period ended December 31, 2009 we generated net cash from financing activities of $281,300. For the period from inception (January 16, 2008) to December 31, 2008 net cash provided by financing activities was $25,490 received from sale of common stock and a loan from a Director.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, loans and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further loan advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory;
(ii) developmental expenses associated with a start-up business; (iii) administration costs; and (iv) marketing expenses.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Effective January 15, 2010 the Company appointed Ron Houle as Director of the Company

Mr. Houle has over 20 years of experience in marketing & business development. In 1990 Mr. Houle became VP of Technology for Intermediate Inc. where he developed, implemented and managed the Development of a "plasma driven Teleprompter" as well as a Computer and Electronics Service Department that developed Cinevision editing system for the broadcast industry. Mr. Houle started his Internet consulting business in 1995. In 1997 Mr. Houle bought Greater Regional Technical Institute and then merged a technical training College with a successful Internet access company. In 1997 Mr. Houle founded The Ocean Arts & Entertainment Magazine where he held the Position of President & Publisher. He successfully developed a readership of 150,000 plus subscribers. In 1998 Mr. Houle sold his Interests in his Internet Consulting Company & Greater Regional Technical Institute to Core Networking SA, and he accepted the position of Vice President of Business Development. In 1998 Ron Houle founded Metronome Internet Technologies (MIT) Services, Inc. Mr. Houle is now Construction coordinator & Vice President of Metronome Canada in Toronto; he sits on the board of directors of the Foundation and continues to contribute his organizational and liaison skills to bring this project, the world's first music city, to fruition. In 1998 Mr. Houle also became Vice President of Tectane Corp, a G.E.F Partner corporation, having environmental technologies that address the United Nations Environmental Treaty to reduce Co2 emissions worldwide.

Currently Mr. Houle is President of AMPSC Consulting Group LLC. He also sits on the advisory board of Tectane Corp (International); Mr. Houle also represents the International Parliament Foundation for Canada at the UN level and throughout Latin America. Mr. Houle has founded AMPSC Consulting Group LLC to facilitate marketing Environmental Energy Technologies worldwide through AMPCS network of agents.

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

                                         SYNC2 NETWORKS CORP


Dated: February 10, 2010                 By: /s/ John Moore
                                            ------------------------------------
                                            John Moore, President and
                                            Chief Executive Officer


Dated: February 10, 2010                 By: /s/ John Moore
                                            ------------------------------------
                                             John Moore, Chief Financial Officer