Form 10-Q
period 2010-03-31
Sync2 Networks Corp
filed 2010-05-21
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2010

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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

       Class                                  Outstanding as of March 31, 2010
       -----                                  --------------------------------
Common Stock, $0.001                                     85,850,000

                         PART I -- FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Sync2 Networks Corp. (a Nevada corporation) for the nine months ended March 31,2010 are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2009 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on September 28, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2010.

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                           March 31,              June 30,
                                                                             2010                   2009
                                                                         ------------           ------------
                                                                          Unaudited
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $     13,334           $     17,702
  Accounts receivable                                                          34,267                 51,114
  Work in process                                                                  --                 17,650
                                                                         ------------           ------------

      Total current assets                                                     47,601                 86,466

FIXED ASSETS                                                                  122,315                162,492
GOODWILL                                                                           --                459,706
                                                                         ------------           ------------

TOTAL ASSETS                                                             $    169,916           $    708,664
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $    226,337           $    159,628
  Deferred revenue                                                                 --                  7,684
  Due to related parties                                                    1,096,862                763,355
                                                                         ------------           ------------
      Total current liabilities                                             1,323,199                930,667
                                                                         ------------           ------------

TOTAL LIABILITIES                                                           1,323,199                930,667
                                                                         ------------           ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
   Authorized: 150,000,000: par value $0.001 per share
   Issued: 85,850,000 as of Mar 31, 2010                                       85,850                 85,850
           85,850,000 as of June 30,2009
  Additional paid-in capital (deficiency)                                     (61,350)               (61,350)
  Other comprehensive (debits) credits                                        (36,646)                    --
  Deficit accumulated during exploration stage                             (1,480,969)              (246,503)
                                                                         ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (1,493,115)              (222,003)
                                                                         ------------           ------------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $    169,916           $    708,664
                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations for the Nine Months Ended March 31,2010 and 2009 and for the period from January 16, 2008 (date of inception) to March 31,2010

                                                                                                 Cumulative results of
                                                                                                   operations from
                                                       Nine months            Nine months            the date of
                                                          ended                  ended               inception to
                                                         March 31,              March 31,              March 31,
                                                           2010                   2009                   2010
                                                       ------------           ------------           ------------
Revenues                                               $     35,765           $         --           $    354,191
                                                       ------------           ------------           ------------

Salaries and benefits                                       197,866                     --                523,494
Rent                                                         51,970                     --                142,851
Marketing                                                       321                     --                 31,831
Foreign exchange                                               (338)                    --                 11,478
Amortization                                                 28,777                     --                121,916
Transfer agent fees                                              --                  1,808                  1,808
Professional fees                                            35,000                  1,700                 52,180
Management fees                                              63,974                     --                133,822
Administration fees                                         100,000                     --                100,000
Financial consulting                                          7,276                     --                 33,572
Travel/Meals and Lodging                                        295                     --                  5,806
General and Administration                                   10,584                    794                 86,923
                                                       ------------           ------------           ------------
      Total operating costs                                 495,725                  4,302              1,245,681
                                                       ------------           ------------           ------------
Loss from operations before taxes and other                (459,960)                (4,302)              (891,490)

Other
  Write off of goodwill                                    (468,128)                    --               (468,128)
                                                       ------------           ------------           ------------
                                                           (928,088)                (4,302)            (1,480,969)

Income tax expense                                               --                     --                     --
                                                       ------------           ------------           ------------

Net loss for the period                                $   (928,088)          $     (4,302)          $ (1,480,969)
                                                       ============           ============           ============

Basic and diluted earnings (loss) per share            $      (0.01)          $      (0.00)

Weighted average number of common shares outstanding     85,850,000             85,850,000



   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to March 31, 2010

                                                                               Deficit
                                          Common Stock                       Accumulated
                                   ------------------------    Additional     During the      Foreign
                                    Number of                    Paid-in     Development     Exchange
                                     shares          Amount      Capital        Stage       Gain (Loss)      Total
                                     ------          ------      -------        -----       -----------      -----
Balance at inception
 January 16, 2008                          --      $     --    $      --     $        --     $     --    $        --

Common stock issued for cash:
  - April 15, 2008                 51,000,000        51,000      (48,000)             --           --          3,000
  - April 24, 2008                 22,100,000        22,100      (15,600)             --           --          6,500
  - May 28, 2008                   12,750,000        12,750        2,250              --           --         15,000

Net loss for the period ended
 June 30, 2008                             --            --           --          (1,283)          --         (1,283)
                                   ----------      --------    ---------     -----------     --------    -----------
Balance June 30, 2008              85,850,000        85,850      (61,350)         (1,283           --         23,217

Net loss for the year ended
 June 30, 2009                             --            --           --        (245,220)          --       (245,220)
                                   ----------      --------    ---------     -----------     --------    -----------
Balance June 30, 2009              85,850,000        85,850      (61,350)       (246,503)          --       (222,003)

Net loss for the period ended
 March 31,2010                             --            --           --      (1,480,969)     (36,646)    (1,480,969)
                                   ----------      --------    ---------     -----------     --------    -----------

                                   85,850,000      $ 85,850    $ (61,350)    $(1,359,618)    $(36,646)   $(1,493,115)
                                   ==========      ========    =========     ===========     ========    ===========


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009 and for the period from January 16, 2008 (date of inception) to March 31, 2010

                                                                                                 Cumulative results of
                                                                                                   operations from
                                                       Nine months            Nine months            the date of
                                                          ended                  ended               inception to
                                                         March 31,              March 31,              March 31,
                                                           2010                   2009                   2010
                                                       ------------           ------------           ------------
OPERATING ACTIVITIES
  Net loss                                             $(1,113,115)           $   (21,086)           $(1,359,618)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                        65,618                     --                121,916
                      - Foreign exchange                     5,570                     --                 11,478
                      - Write off of goodwill              459,706                     --                459,706
     Increase (decrease)  in deferred revenue               (7,684)                    --                     --
     (Increase)  in accounts receivable                    (76,759)                    --               (127,873)
     (Increase) decrease in work in process                 17,650                     --                     --
     Increase (decrease) in accounts payable               470,152                    200                629,780
                                                       -----------            -----------            -----------
NET CASH USED IN OPERATING ACTIVITIES                     (178,862)               (20,886)              (264,611)
                                                       -----------            -----------            -----------
INVESTING ACTIVITIES
  Fixed assets                                                  --                     --               (219,392)
  Goodwill                                                 (40,589)                    --               (501,497)
                                                       -----------            -----------            -----------
NET CASH USED IN INVESTING ACTIVITIES                      (40,589)                    --               (720,889)
                                                       -----------            -----------            -----------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                            --                     --                 24,500
  Increase in due to related parties                       281,300                     --              1,044,655
                                                       -----------            -----------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  281,300                     --              1,069,155

EFFECT OF FOREIGN EXCHANGE ON CASH                         (66,336)                    --                (70,440)
                                                       -----------            -----------            -----------

NET INCREASE (DECREASE) IN CASH                             (4,487)               (20,886)                13,248

CASH, BEGINNING OF PERIOD                                   17,702                 24,207                     --
                                                       -----------            -----------            -----------

CASH, END OF PERIOD                                    $    13,334            $     3,321            $    13,334
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


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(Unaudited)


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

For the period from inception, January 16, 2008 through March 31, 2010 the Company has accumulated losses of $1,480,969.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,480,969 as of March 31,2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(Unaudited)


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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(Unaudited)


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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(Unaudited)


4. FIXED ASSETS

2010                                             Accumulated
                                  Cost          Amortization           Net
                                --------        ------------        --------

Computer equipment              $ 58,782          $ 14,773          $ 44,009
Leasehold improvements           160,328            42,754           117,574
                                --------          --------          --------
                                $219,110          $ 57,527          $161,583
                                ========          ========          ========

2009                                             Accumulated
                                  Cost          Amortization           Net
                                --------        ------------        --------

Computer equipment              $     --          $     --          $     --
Leasehold improvements                --                --                --
                                --------          --------          --------
                                $     --          $     --          $     --
                                ========          ========          ========

RATES OF AMORTIZATION - Computer equipment      20% per annum declining balance
                      - Leasehold improvements  Straight line over five years

INTANGIBLE ASSET - GOODWILL

Effective February 1, 2009 the Company acquired the equipment and business of eDevlin Architects at a cost of $643,585. Identifiable assets were valued at their book value of $142,088 resulting in an excess cost over book value of $501,497 recorded as goodwill with amortization of $66,866 claimed to March 31, 2010 . The goodwill is amortized over five years and is tested for impairment annually. The Company recorded amortization of $26,570 during the nine months ended March 31, 2010 and wrote goodwill to Nil at December 31, 2009 to reflect the uncertainty of recovering its value over its remaining life..

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(Unaudited)


5. COMMON STOCK (CONTINUED)

In May 2008, the Company issued 12,750,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $15,000

Effective May 14, 2009 the Company forward split its issued shares of common stock on the basis of seventeen new shares for one old share (17:1). All share issuances referred to in these financial statements are post forward split.

6. INCOME TAXES

 As of March 31, 2010 the Company had net operating loss carry forwards of approximately $1,480,969 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTONS

The Company owes $846,529 to a company with a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

The Company owes $250,333 to a company controlled by a former officer of the Company. The outstanding amount bears interest at 5% per annum secured by a General Security Agreement and is due in two equal instalments September 30, 2009 and December 31, 2009.

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

Our net loss from operations during the nine-month period ended March 31, 2010 was ($459,960) or ($0.01) per share compared to a net loss of ($4,302) or ($0.00) per share during the comparative period to March 31, 2009. The weighted average number of shares outstanding was 85,850,000 for both periods.

During the nine-month period ended \March 31, 2010 we incurred general and administrative expenses of approximately $10,584 compared to $794 incurred during the comparative period to March 31, 2009. General and administrative expenses incurred during the three-month periods were generally related to corporate overhead and financial and administrative contracted services. During the current period we wrote off goodwill in the amount of $468,126 because we do not expect to recover the value.

Our net loss from operations during the nine- month period ended March 31, 2010 was ($645,325) or ($0.00) per share compared to a net loss of ($21,086) or ($0.00) per share during the comparative period to March 31,2009. The weighted average number of shares outstanding was 85,850,000 for both periods..

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED MARCH 31, 2010

As at March 31, 2010 our current assets were $47,601 and our total current liabilities were $1,323,199 which resulted in a working capital deficit of $(1,275,598) compared to a working capital surplus of $2,131 at March 31, 2009.

Stockholders' equity increased from a deficit of $(222,003) at the fiscal year end June 30, 2009 to a deficit of $(1,493,115) at the nine month period ended March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended March 31,2010 net cash flow used in operating activities was ($178,862) consisting primarily of a net loss. Net cash flows used in operating activities was ($20,886) for the comparative period to March 31, 2009 and consisted primarily of a net loss of ($21,086).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties or the issuance of equity and debt instruments. For the nine month period ended March 31, 2010 we generated net cash from financing activities of $281,300. For the period from inception (January 16, 2008) to net cash provided by financing activities was $25,490 received from sale of common stock and a loan from a Director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31,2010 Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                         SYNC2 NETWORKS CORP

Dated: May 21, 2010
                                         By: /s/ John Moore
                                             ----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer

Dated: May 21, 2010
                                         By: /s/ John Moore
                                            -----------------------------------
                                            John Moore, Chief Financial Officer