Form 10-K
period 2010-06-30
Sync2 Networks Corp
filed 2010-10-13
CIK 1437750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended June 30, 2010

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

State issuer's revenues for its most recent fiscal year: $163,230

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 28, 2010 the issuer had 103,046,175 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X}

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

Because we have a net loss from operations of $ 1,219,296 for the year ended June 30, 2010 and have accumulated losses of $1,698,811 from inception, we face a risk of insolvency.

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

We have a total of 150,000,000 authorized common shares with a par value of $0.001 per share. Of these, 103,046,175 common shares were issued and outstanding as of June 30, 2010.

We completed a form S-1 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 34,850,000 shares of our common stock on behalf of our selling shareholders.

BUSINESS DEVELOPMENT

We have sustained losses for the year ended June 30, 2010 of $384,426 and wrote off the investment in Agency for $705,314

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No change since previous filing.

The Company has filed with the SEC an S-1 registration statement July 25, 2008 and quarterly reports (form 10Q) for September and December 2008 and for March, 2009. This is the Company's first annual report (form 10K).

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "SYNW".

As of September 28, 2010 we have 103,465.275 shares of $0.001 par value common stock issued and outstanding held by approximately 29 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were 17,196,175 share issuances during the year ended June 30, 2010 as shares for debt for cash consideration of $17,196 and settlement of a debt of $670,651.

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

ITEM 7. PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated $365,812 in revenues since inception ($nil for the period from inception January 16, 2008 to June 30, 2008) and have incurred $993,497 in expenses since inception through June 30, 2010.

The following table provides selected financial data about our company for the year ended June 30, 2010.

Balance Sheet Data:                      June 30, 2010          June 30, 2009
-------------------                      -------------          -------------
Cash                                     $         0            $    17,702
Total assets                             $    36,500            $   708,664
Total liabilities                        $   745,118            $   930,667
Shareholders' equity (deficit)           $(1,697,811)           $  (222,003)

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

Since inception of the Company on January 16, 2008 to June 30, 2010 the Company has issued shares for cash as follows:

* On April 15, 2010 the Company issued 17,196,175 shares of common stock for cash of $17,916 and the forgiveness of debt of $670,651
* On April 15, 2008 the Company issued 51,000,000 shares of common stock for cash of $3,000 and
* On April 24, 2008 the Company issued 22,100,000 shares of common stock for cash of $6,800 and
* On May 28, 2008 the Company issued 12,750,000 shares of common stock for cash of $15,000.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit from operations of $1,697,811 as of June 30, 2010. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and by loans from investors.

ITEM 8. FINANCIAL STATEMENTS

Sync2 Networks Corp
June 30, 2010

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Balance Sheets
June 30, 2009

                                     ASSETS
                                                                            2009                 2008
                                                                         ----------           ----------
CURRENT ASSETS
  Cash                                                                   $   17,702           $   24,207
  Accounts receivable                                                        51,114                   --
  Work in process                                                            17,650                   --
                                                                         ----------           ----------
      Total current assets                                                   86,466               24,207

FIXED ASSETS                                                                162,492                   --
GOODWILL                                                                    459,706                   --
                                                                         ----------           ----------

TOTAL ASSETS                                                             $  708,664           $   24,207
                                                                         ==========           ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $  159,628           $       --
  Deferred revenue                                                            7,684                   --
  Due to related parties                                                    763,355                  990
                                                                         ----------           ----------
      Total current liabilities                                             930,667                  990
                                                                         ----------           ----------

TOTAL LIABILITIES                                                           930,667                  990
                                                                         ----------           ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
  Authorized:  150,000,000 : par value $0.001 per share
  Issued: 85,850,000 as of 2009                                              85,850               85,850
          85,850,000 as of 2008
  Additional paid-in capital (deficiency)                                   (61,350)             (61,350)
  Deficit accumulated during exploration stage                             (246,503)              (1,283)
                                                                         ----------           ----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (222,003)              23,217
                                                                         ----------           ----------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $  708,664           $   24,207
                                                                         ==========           ==========


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of  Operations for the Year Ended June 30, 2009 and
Period Ended June 30, 2008 and for the period from January 16, 2008 (date of inception) to June 30, 2009


                                                                                                Cumulative results
                                                                                                  of operations
                                                                                                from the date of
                                                                                                  inception to
                                                           Year ended         Period ended          June 30,
                                                              2009                2008                2009
                                                          ------------        ------------        ------------
Revenues                                                  $    202,583        $         --        $    202,583
                                                          ------------        ------------        ------------

Salaries and benefits                                          169,682                  --             169,682
Rent                                                            56,770                  --              56,770
Marketing                                                       14,620                  --              14,620
Foreign exchange                                                 5,908                  --               5,908
Amortization                                                    56,298                  --              56,298
Transfer agent fees                                              1,808                  --               1,808
Professional fees                                               15,180                  --              15,180
Management fees                                                 56,175                  --              56,175
Financial consulting                                            15,878                  --              15,878
Travel/Meals and Lodging                                         4,642                  --               4,642
General and Administration                                      50,842               1,283              52,125
                                                          ------------        ------------        ------------

      Total operating costs                                    447,803               1,283             449,086
                                                          ============        ============        ============

Loss from operations before taxes                             (245,220)             (1,283)           (246,503)

Income tax expense                                                  --                  --                  --
                                                          ------------        ------------        ------------

Net loss for the year                                     $   (245,220)       $     (1,283)       $   (246,503)
                                                          ============        ============        ============

Basic and diluted earnings (loss) per share               $      (0.00)       $      (0.00)
Weighted average number of common shares outstanding        85,850,000          38,829,802


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to June 30, 2009

                                                                                      Deficit
                                          Common Stock                              Accumulated
                                   --------------------------      Additional       During the
                                    Number of                       Paid-in         Development   Subscription
                                     shares          Amount         Capital            Stage      (Receivable)     Total
                                     ------          ------         -------            -----      ------------     -----
Balance at inception
 January 16, 2008                          --      $       --      $       --        $       --       $ --      $       --

Common stock issued for cash:
  - April 15, 2008                 51,000,000          51,000         (48,000)               --         --           3,000
  - April 24, 2008                 22,100,000          22,100         (15,600)               --         --           6,500
  - May 28, 2008                   12,750,000          12,750           2,250                --         --          15,000
                                   ----------      ----------      ----------        ----------       ----      ----------
Net loss for the period ended
 June 30, 2008                             --              --              --            (1,283)        --          (1,283)
                                   ----------      ----------      ----------        ----------       ----      ----------

Balance June 30, 2008              85,850,000          85,850         (61,350)           (1,283)        --          23,217

Net loss for the year ended
 June 30, 2009                             --              --              --          (245,220)        --        (245,220)
                                   ----------      ----------      ----------        ----------       ----      ----------

Balance June 30, 2009              85,850,000          85,850         (61,350)         (246,503)        --        (222,003)
                                   ==========      ==========      ==========        ==========       ====      ==========


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Cash Flows for the Year Ended June 30, 2009 and for the Period Ended June 30, 2008 and for the period from January 16, 2008 (date of inception) to June 30, 2009


                                                                                               Cumulative results
                                                                                                  of operations
                                                                                                  from the date
                                                         Year ended          Period ended        of inception to
                                                          June 30,             June 30,             June 30,
                                                            2009                 2008                 2009
                                                         ----------           ----------           ----------
OPERATING ACTIVITIES
  Net loss
  Adjustments to reconcile net loss to net cash
   used in operating activities:                         $ (245,220)          $   (1,283)          $ (246,503)
     Non cash expense - Amortization                         56,298                   --               56,298
                      - Foreign exchange                      5,908                   --                5,908
     Increase in deferred revenue                             7,684                   --                7,684
     Increase in accounts receivable                        (51,114)                  --              (51,114)
     Increase in work in process                            (17,650)                  --              (17,650)
     Increase (decrease) in accounts payable                159,628                   --              159,628
     Increase in due to related parties                     762,365                  990              763,355
                                                         ----------           ----------           ----------

NET CASH USED IN OPERATING ACTIVITIES                       677,899                 (293)             677,606
                                                         ----------           ----------           ----------
INVESTING ACTIVITIES
  Fixed assets                                             (178,803)                  --             (178,803)
  Goodwill                                                 (501,497)                  --             (501,497)
                                                         ----------           ----------           ----------

NET CASH USED IN INVESTING ACTIVITIES                      (680,300)                  --             (680,300)
                                                         ----------           ----------           ----------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                             --               24,500               24,500
                                                         ----------           ----------           ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        --               24,500               24,500
                                                         ----------           ----------           ----------

EFFECT OF FOREIGN EXCHANGE ON CASH                           (4,104)                  --               (4,104)
                                                         ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                              (6,505)              24,207               17,702

CASH, BEGINNING OF PERIOD                                    24,207                   --                   --
                                                         ----------           ----------           ----------

CASH, END OF PERIOD                                      $   17,702           $   24,207           $   17,702
                                                         ==========           ==========           ==========

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

     EARNINGS (LOSS) PER SHARE OF COMMON STOCK

     Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation reflects the basic loss per share calculated as follows:

                                                                      2009             2008
                                                                   ----------       ----------
      Numerator:    Net loss                                      $  (245,220)     $    (1,283)
                                                                   ----------       ----------
      Denominator:  Weighted average number of shares issued       85,850,000       38,829,802

      Earnings (loss) per share                                   $     (0.00)     $     (0.00)
                                                                  ===========      ===========


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

NOTE 4 - GOING CONCERN

     As shown in the accompanying financial statements, the Company incurred substantial net losses for the year ended June 30, 2010 and has no revenue stream to support itself. This raises doubt about the Company's ability to continue as a going concern.

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

NOTE 6 - STOCKHOLDERS' EQUITY

     COMMON STOCK

     On April 15,2010 the Company issued 17,969,175 shares of common stock for cash of $17,916 and the forgiveness of debt of $670,651 On April 15, 2008 the Company issued 51,000,000 shares of common stock for cash of $3,000; and On April 24, 2008 the Company issued 22,100,000 shares of common stock for cash of $6,800; and On May 28, 2008 the Company issued 12,750,000 shares of common stock for cash of $15,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 11. EXECUTIVE COMPENSATION

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                     Option Awards                                         Stock Awards
          ---------------------------------------------------------------   -------------------------------------------
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation
------------    ----   ------     -----      ------      ------     ------       --------      ------
Helen Siwak      2009       0        0           0          0          0             0             0
                 2008       0        0           0          0          0             0             0

Artur Etezov**   2009       0        0           0          0          0             0             0
                 2008       0        0           0          0          0             0             0

----------
** Mr. Artur Etezov resigned his positions as officer and director of the Company on May 18, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Title of      Name and address of               Amount of            Percent of
Class          beneficial owner            beneficial ownership        class
-----          ----------------            --------------------        -----

Common         Artur Etezov*                   51,000,000              59.41%

Common         All directors and executive
               officers as a group             51,000,000              59.41%

Mr. Artur Etezov resigned his positions as officer and director of the Company on May 18, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

2008: $ 5,100
2009: $ 10,000

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

2008: $ 0
2009: $ 0

The Company has not yet appointed an audit committee

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

ITEM 15. EXHIBITS

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

October 12, 2010


By: /s/ Helen Siwak
    -------------------------------
    Helen Siwak,
    Chief Executive Officer and
    acting Chief Financial Officer