Form 10-Q
period 2010-09-30
Sync2 Networks Corp
filed 2010-11-15
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2010

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                  Outstanding as of November 12, 2010
      -----                                  ----------------------------------
Common Stock, $0.001                                      103,046,175

                         PART I -- FINANCIAL INFORMATION

The accompanying interim unaudited financial statements Sync2 Networks Corp. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2010 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on September 28, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2011.

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                   September 30,         June 30,
                                                                       2010                2010
                                                                     ---------           ---------
                                                                     UNAUDITED
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $      --           $      --
  Accounts receivable                                                   36,500              36,500
                                                                     ---------           ---------
      Total current assets                                              36,500              36,500

FIXED ASSETS (see Note 1)                                                   --                  --
                                                                     ---------           ---------

TOTAL ASSETS                                                         $  36,500           $  36,500
                                                                     =========           =========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                   $ 223,139           $ 223,139
  Due to related parties                                               541,979             521,979
                                                                     ---------           ---------
      Total current liabilities                                        765,118             745,118
                                                                     ---------           ---------
TOTAL LIABILITIES                                                      765,118             745,118
                                                                     ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (see Note 1)
    Authorized: 150,000,000 : par value $0.001 per share
    Issued: 103,046,175 as of Sept 30, 2010                            103,046             103,046
            103,046,175 as of June 30, 2010
  Additional paid-in capital                                           609,301             609,301
  Losses associated with disposition of the subsidiary                (529,475)           (529,475)
  Deficit accumulated during exploration stage                        (911,490)           (891,490)
                                                                     ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (728,618)           (708,618)
                                                                     ---------           ---------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $  36,500           $  36,500
                                                                     =========           =========


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations
For the three months ended September 30, 2010 and 2009 and for the period from January 16, 2008 (date of inception) to September 30, 2010

                                                                                              Cumulative results
                                                                                              of operations from
                                                          Three months        Three months        the date of
                                                              ended               ended          inception to
                                                          September 30,       September 30,      September 30,
                                                              2010                2009                2010
                                                          ------------        ------------        ------------
Revenues                                                  $         --        $    115,843        $    354,191
                                                          ------------        ------------        ------------

Salaries and benefits                                               --             155,946             523,494
Rent                                                                --              34,111             142,851
Marketing                                                        5,000              16,890              36,831
Foreign exchange                                                    --               5,908              11,478
Amortization                                                        --              36,841             121,916
Transfer agent fees                                              4,000                  --               5,808
Administration fees                                            100,000
Professional fees                                               11,000               2,000              63,180
Management fees                                                     --              13,673             133,822
Financial Consulting                                                --                  --              33,572
Travel/Meals and Lodging                                            --                 869               5,806
General and Administration                                          --              24,214              86,923
                                                          ------------        ------------        ------------
      Total operating costs                                     20,000             300,870           1,265,681
                                                          ------------        ------------        ------------

Loss from operations before taxes                                   --            (185,027)           (911,490)

Net loss from the write-off of the assets
 and liabilities of the subsiduary (see Note 1)                     --                  --            (529,475)

Income tax expense                                                  --                  --                  --
                                                          ------------        ------------        ------------

Net loss for the period                                   $    (20,000)       $   (185,027)       $ (1,440,965)
                                                          ============        ============        ============

Basic and diluted earnings (loss) per share               $      (0.00)       $      (0.00)

Weighted average number of common shares outstanding       103,046,175          85,850,000


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to September 30, 2010

                                                                                      Deficit
                                          Common Stock                              Accumulated
                                   --------------------------      Additional       During the
                                    Number of                       Paid-in         Development
                                     shares          Amount         Capital            Stage          Total
                                     ------          ------         -------            -----          -----
Balance at inception
 January 16, 2008                            --     $     --      $       --        $         --    $       --

Common stock issued for cash:
  - April 15, 2008                   51,000,000       51,000         (48,000)                 --         3,000
  - April 24, 2008                   22,100,000       22,100         (15,600)                 --         6,500
  - May 28, 2008                     12,750,000       12,750           2,250                  --        15,000
                                   ------------     --------      ----------        ------------    ----------
Net loss for the period ended
 June 30, 2008                               --           --              --              (1,283)       (1,283)
                                   ------------     --------      ----------        ------------    ----------
Balance June 30, 2008                85,850,000       85,850         (61,350)             (1,283)       23,217

Net loss for the year ended
 June 30, 2009                               --           --              --            (245,220)     (245,220)
                                   ------------     --------      ----------        ------------    ----------
Balance June 30, 2009                85,850,000       85,850         (61,350)           (246,503)     (222,003)

Common stock issued for debt
  - April 1 2010                     17,196,175       17,196         670,651                  --       687,847

Net loss for the year ended
 June 30,2010                                --           --              --            (644,987)     (644,987)

Net loss of write-off of assets
 and liabilities of subsidiary               --           --              --            (529,475)     (529,475)
                                   ------------     --------      ----------        ------------    ----------
Balance June 30, 2010               103,046.046      103,046         609,301          (1,420,965)     (708,618)

Net loss for the  period                     --           --              --             (20,000)      (20,000)
                                   ------------     --------      ----------        ------------    ----------

                                    103,046,046     $103,046      $  609,301        $ (1,440,965)   $ (728,618)
                                   ============     ========      ==========        ============    ==========


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended September 30, 2010 and 2009 and for the period from January 16, 2008 (date of inception) to September 30, 2010

                                                                                                Cumulative results
                                                                                                of operations from
                                                     Three months           Three months            the date of
                                                         ended                  ended              inception to
                                                     September 30,          September 30,          September 30,
                                                         2010                   2009                   2010
                                                     ------------           ------------           ------------
OPERATING ACTIVITIES
  Net loss                                           $    (20,000)          $   (185,027)          $ (1,440,965)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                           --                 36,841                121,916
                      - Foreign exchange                       --                (32,219)                36,831
                      - Write-off subsidiary                   --                     --                529,475
     Increase (decrease) in deferred revenue                   --                 (7,684)                    --
     (Increase) in accounts receivable                         --                (85,218)               (88,454)
     (Increase) decrease in work in process                    --                 17,650                     --
     Increase (decrease) in accounts payable                   --                 98,427               (128,300)
                                                     ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                     (20,000)              (157,230)              (969,497)
                                                     ------------           ------------           ------------
INVESTING ACTIVITIES
  Fixed assets                                                 --                (60,934)               219,392
  Goodwill                                                     --                     --                501,497
                                                     ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                          --                (60,934)               720,889
                                                     ------------           ------------           ------------
FINANCING ACTIVITIES
  Issuance of common shares for debt settlement                --                     --                687,847
  (Decease) in debt                                            --                     --               (250,333)
  Cash-in term deposit                                         --                     --                 10,000
  Proceeds from sale of common stock                           --                     --                 24,500
  (Decease) in due to related parties                      20,000                204,400               (195,444)
                                                     ------------           ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  20,000                204,400                277,070
                                                     ------------           ------------           ------------

EFFECT OF FOREIGN EXCHANGE ON CASH                             --                  6,404                (28,462)
                                                     ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH                                --                 (7,360)                    --

CASH, BEGINNING OF PERIOD                                      --                 17,702                     --
                                                     ------------           ------------           ------------

CASH, END OF PERIOD                                  $         --           $     10,342           $         --
                                                     ============           ============           ============

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


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Unaudited)


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

The Company's business plan was to be an interactive marketing firm that designs, builds, implements and optimizes strategic interactive web networks and internet marketing programs that acquire, convert and retain customers for clients.

On December 15, 2009 the directors and management shut-down the operations of Sync2 Agency Ltd because of recurring monthly operating losses ,wrote-off the assets and goodwill and had creditors wrote-off approximately $275,000 in debts.The net loss was $529,475.

The Company has commenced a lawsuit in the Supreme Court of British Columbia for $3,500,000 against DEVELIN eBUSINESS ARCHITECTS INC (the Company bought by SYNC2 Agency Ltd) on grounds of false reputations and bogus contracts. The Company has been advised by our landlord that they have been successfully in exercising their lease guarantee and DEVLIN has commenced payment on the lease including the arrears and property taxes. The landlord does intend to seek any action against the Company..

In conjunction with the shut-down companies related to a shareholder of the Company elected to convert $687,847 of their debt related to the financing of the acquisition of DEVLIN and the on-going operations of AGENCY into 17,196,175 shares of Sync2 Networks Corp.

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

For the period from inception, January 16, 2008 through September 30, 2010 the Company has accumulated losses of $1,440,965.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,440,965 as of September 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Unaudited)


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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Unaudited)


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

j) Fiscal Periods The Company's fiscal year end is June 30.

k) Recent Accounting Pronouncements There are no recent accounting pronouncements known to the Company which, if applied, would affect the disclosure in these financial statements. Please also refer to the Company's year end June 30, 2010 notes to financial statements.

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Unaudited)


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

2010                                                Accumulated
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
                                    ========          ========          ========

RATES OF AMORTIZATION - Computer equipment       20% per annum declining balance
                      - Leasehold improvements   Straight line over five years

INTANGIBLE ASSET - GOODWILL

Effective February 1, 2009 the Company acquired the equipment and business of eDevlin Architects at a cost of $643,585. Identifiable assets were valued at their book value of $142,088 resulting in an excess cost over book value of $501,497 recorded as goodwill. Goodwill was written-off in concurrence with the shut-down December 15, 2009.

5. COMMON STOCK

The authorized capital of the Company is 150,000,000 common shares with a par value of $ 0.001 per share.

In April 2008, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.

In April 2008, the Company issued 1,300,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $6,500.

In May 2008, the Company issued 750,000 shares of common stock at a price of $0.02 per share for total cash proceeds of $15,000.

In April 2010 the Company issued 17,196,175 shares of common stock at a price of $0.04 per share the retirement of debt of $687,847 due to companies related to a shareholder who financed the acquisition of DEVLIN eBUSINESS ARCHITECTS INC.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Unaudited)


5. COMMON STOCK (CONTINUED)

During the period January 16, 2008 (inception) to June 30, 2010, the Company sold a total of 5,050,000 shares of common stock for total cash proceeds of $24,500 and issued 17,196,175 shares of common stock for the retirement of debt of $687,817.

6. INCOME TAXES

As of September 30, 2010 the Company had net operating loss carry forwards of approximately $1,440,965 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTONS

The Company owes $514,979 to companies related to a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

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

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009

Our net loss during the three-month period ended September 30, 2010 was ($20,000) or ($0.00) per share compared to a net loss of ($185,027) or ($0.00)per share during the comparative period to September 30, 2009. The weighted average number of shares outstanding was 103,046,046, for September 30 2010 and 85,850,000 for September 30,2009.

During the three-month period ended September 30, 2010 we incurred general and administrative expenses of approximately $0.00 compared to $24,214 incurred during the comparative period to September 30, 2009. General and administrative expenses incurred during the three-month periods were generally related to corporate overhead and financial and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010

As at September 30, 2010 our current assets were $36,500 and our total current liabilities were $765,118 which resulted in a working capital deficit of $(726,618) compared to a working deficit of $(1,079,136) at September 30, 2009.

Stockholders' equity decreased from $1,4020,965 for fiscal year ended June 30, 2010 to $1,4040,965 for the three-month period ended September 30, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended September 30, 2010 net cash flows used in operating activities was $(20,000) consisting primarily of a net loss of $(20,000). Net cash flows used in operating activities was $(157,230) for the comparative period to September 30, 2009 and consisting primarily of a net loss of $(185,027).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties or the issuance of equity and debt instruments. For the three-month period ended September 30, 2010 we generated cash by a loan from a shareholder. For the period from inception (January 16, 2008) to September 30, 2010 net cash provided by financing activities was $25,490 received from sale of common stock and loans from companies who are owned by a shareholder of the Company.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Effective DON

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

RESENT SALES OF UNREGISTERED SECURITIES

CONVERSION OF DEBT TO EQUITY

On April 1, 2010 $687,817 of debt due to companies related to a shareholder was converted to common share stock of 17,196,175 at a price of $0.04 per share

ITEM 6. EXHIBITS

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

                                         SYNC2 NETWORKS CORP


Dated: November 12, 2010                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: November 12, 2010                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer