Form 10-Q
period 2010-12-31
Sync2 Networks Corp
filed 2011-02-07
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2010

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

      Class                                   Outstanding as of February 7,2011
      -----                                   ----------------------------------
Common Stock, $0.001                                     103,046,175

                         PART I -- FINANCIAL INFORMATION

The accompanying interim unaudited financial statements Sync2 Networks Corp. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2010 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on December 31, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended December 31, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2011.

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                         December 31,          June 30,
                                                                            2010                 2010
                                                                         ----------           ----------
                                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $    2,450           $       --
  Accounts receivable                                                            --               36,500
                                                                         ----------           ----------
      Total current assets                                                    2,450               36,500

FIXED ASSETS (see Note 1)                                                        --                   --
                                                                         ----------           ----------

      TOTAL ASSETS                                                       $    2,450           $   36,500
                                                                         ==========           ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $  322,486           $  223,139
  Due to related parties                                                    561,979              521,979
                                                                         ----------           ----------
      Total current liabilities                                             884,465              745,118
                                                                         ----------           ----------
      TOTAL LIABILITIES                                                     884,465              745,118
                                                                         ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (see Note 1)
  Authorized: 150,000,000 : par value $0.001 per share
  Issued: 103,046,175 as of December 31, 2010                               103,046              103,046
          103,046,175 as of June 30, 2010
  Additional paid-in capital                                                609,301              609,301
  Losses associated with disposition of the subsidiary                     (529,475)            (529,475)
  Deficit accumulated during exploration stage                            1,010,837)            (891,490)
                                                                         ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (882,015)            (708,618)
                                                                         ----------           ----------

      TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $    2,450           $   36,500
                                                                         ==========           ==========


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations for the six months ended
December 31, 2009 and 2010 and for the period from January 16, 2008 (date of inception) to December 31, 2010

                                                                                                     Cumulative results of
                                                            Six months             Six months        operations from the
                                                              ended                  ended           date of inception to
                                                            December 31,           December 31,          December 31,
                                                               2009                   2010                   2010
                                                           ------------           ------------           ------------
Revenues                                                   $    151,608           $    (36,500)          $    317,691
                                                           ------------           ------------           ------------

Salaries and benefits                                           353,812                                       503,494
Rent                                                             86,081                                       142,851
Marketing                                                        17,211                  5,000                 41,831
Foreign exchange                                                  5,570                                        11,478
Amortization                                                     65,618                                       121,916
Transfer agent and filing fees                                                          21,749                 27,557
Administration fees                                             100,000                                       100,000
Professional fees                                                37,000                 47,500                110,680
Management fees                                                  77,647                                       133,822
Financial Consulting                                             17,694                                        33,572
Travel/Meals and Lodging                                          1,164                                         5,806
General and Administration                                       34,798                  8,598                 95,521
                                                           ------------           ------------           ------------
      Total operating costs                                     796,933                 82,847              1,308,528
                                                           ------------           ------------           ------------
Loss from operations before taxes                              (645,325)              (119,347)            (1,010,837)

Net loss from the write-off of the assets and
 liabilities of the subsidiary (see Note 1)                    (468,128)                                     (529,475)

Income tax expense                                                   --                     --                     --
                                                           ------------           ------------           ------------

Net loss for the period                                    $ (1,113,115)          $   (119,347)          $ (1,540,312)
                                                           ============           ============           ============

Basic and diluted earnings (loss) per share                $      (0.00)          $      (0.00)          $      (0.00)

Weighted average number of common shares outstanding        103,046,175            103,046,175            103,046,175


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) From
Inception January 16, 2008 to December 31, 2010

                                                                                             Deficit
                                                    Common Stock                           Accumulated
                                               ----------------------        Additional    During the
                                               Number of                      Paid-in      Development
                                                Shares         Amount         Capital         Stage         Total
                                                ------         ------         -------         -----         -----
Balance at inception January 16, 2008                  --    $       --    $        --    $        --    $       --

Common stock issued for cash
  - April 15, 2008                             51,000,000        51,000        (48,000)                       3,000
  - April 24, 2008                             22,100,000        22,100        (15,600)                       6,500
  - May 28,2008                                12,750,000        12,750          2,250                       15,000

Net loss for the period ended June 30, 2008            --            --             --         (1,283)       (1,283)
                                             ------------    ----------    -----------    -----------    ----------
Balance June 30, 2008                          85,850,000        85,850        (61,350)        (1,283)       23,217

Net loss for the year ended June 30, 2009              --            --             --       (245,220)     (245,220)
                                             ------------    ----------    -----------    -----------    ----------
Balance June 30, 2009                          85,850,000        85,850        (61,350)      (246,503)     (222,003)

Common stock issued for debt April 1 2010      17,196,175        17,196        670,651                      687,847

Net loss for the year ended June 30,2010                                                     (644,987)     (644,987)

Net loss of write-off of assets
  and liabilities of subsidiary                                                              (529,475)     (529,475)
                                             ------------    ----------    -----------    -----------    ----------
Balance June 30,2010                          103,046,046       103,046        609,301     (1,420,965)     (708,618)

Net loss for the Period
 July 1 to Deceber,31 2010                             --            --             --       (119,347)     (119,347)
                                             ------------    ----------    -----------    -----------    ----------

                                              103,046,046    $  103,046    $   609,301    $(1,540.312)   $ (882,015)
                                             ============    ==========    ===========    ===========    ==========


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows for the Six Months Ended
December 31, 2010 and 2009 and for the period from January 16, 2008 (date of inception) to December 31, 2010

                                                                                                   Cumulative results of
                                                              Six months           Six months       operations from the
                                                                ended                ended          date of inception to
                                                              December 31,         December 31,        December 31,
                                                                 2010                 2009                 2010
                                                             ------------         ------------         ------------
OPERATING ACTIVITIES
  Net loss                                                   $   (119,347)        $ (1,113,115)        $ (1,540,312)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                                   --               65,618              121,916
                      - Foreign exchange                               --                5,570               11,478
                      - Write-off subsidiary                           --              459,706              529,475
     Increase (decrease) in deferred revenue                           --               (7,684)                  --
     (Increase) in accounts receivable                             36,500              (76,759)                  --
     (Increase) decrease in work in process                            --               17,650                   --
     Increase (decrease) in accounts payable                       45,297              470,152              322,486
                                                             ------------         ------------         ------------
           NET CASH USED IN OPERATING ACTIVITIES                  (37,500)            (178,862)            (554,957)
                                                             ------------         ------------         ------------
INVESTING ACTIVITIES
  Fixed assets                                                         --              (40,589)            (219,392)
  Goodwill                                                             --                   --             (501,497)
                                                             ------------         ------------         ------------
           NET CASH USED IN INVESTING ACTIVITIES                       --              (40,589)            (720,889)
                                                             ------------         ------------         ------------
FINANCING ACTIVITIES
  Issuance of common shares for debt settlement                   687,847
  Proceeds from sale of common stock                                   --                   --               24,500
  (Decease) in due to related parties                              40,000              281,300              561,979
                                                             ------------         ------------         ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES               40,000              281,300            1,275,326
                                                             ------------         ------------         ------------

EFFECT OF FOREIGN EXCHANGE ON CASH                                     --              (66,336)               3,970
                                                             ------------         ------------         ------------
NET INCREASE (DECREASE) IN CASH                                     2,450               (4,487)               2,450

CASH, BEGINNING OF PERIOD                                              --               17,702                   --
                                                             ------------         ------------         ------------

CASH, END OF PERIOD                                          $      2,450         $     13,215         $      2,450
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


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(Unaudited)


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

The Company's business plan was to be an interactive marketing firm that designs, builds, implements and optimizes strategic interactive web networks and internet marketing programs that acquire, convert and retain customers for clients. The Company through its 100% owned subsidiary Sync2 International Ltd is in charge of the internet and offline marketing for iVegas and has considerable industry expertise and alliances. Strategies will include sophisticated SEO, web links, RSS, social media, networking and other strategies.

On December 15, 2009 the directors and management shut-down the operations of Sync2 Agency Ltd because of recurring monthly operating losses ,wrote-off the assets and goodwill and creditors wrote-off approximately $275,000 in debts.The net loss was $529,475.

The Company has commenced a lawsuit for $3,500,000 against DEVELIN eBUSINESS ARCHITECTS INC (the Company bought by SYNC2 Agency Ltd) on grounds of false reputations and bogus contracts. To date the Company has not yet served DEVELIN.

The Company has been advised by our landlord that they have been successfully in exercising their lease guarantee and DEVELIN has commenced payment on the lease including the arrears and property taxes. The landlord does intend to seek any action against the Company..

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

For the period from inception, January 16, 2008 through December 31, 2010 the Company has accumulated losses of $1,540,312.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and 99 and are presented in US dollars.

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,540,312as of December 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand , loans from directors ,private placement of common stock and the Company's revenues from services provided to iVegas.

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(Unaudited)


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

The Company's future success is dependent upon its ability to raise additional capital to fund its business plan and ultimately to attain profitable operations. There is no guarantee that the Company will be able to raise enough capital or generate sufficient revenues to sustain its operations. Management believes they can raise the appropriate funds and generates revenues needed to support their business plan.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(Unaudited)


4. FIXED ASSETS

2009                                             Accumulated
                                   Cost          Amortization           Net
                                 --------        ------------        --------

Computer equipment               $ 61,777          $  4,232          $ 57,545
Leasehold improvements            168,500            12,079           156,421
                                 --------          --------          --------

                                 $230,271          $ 16,311          $213,966
                                 ========          ========          ========

2010                                             Accumulated
                                   Cost          Amortization           Net
                                 --------        ------------        --------

Computer equipment               $     --          $     --          $     --
Leasehold improvements                 --                --                --
                                 --------          --------          --------

                                 $     --          $     --          $     --
                                 ========          ========          ========

RATES OF AMORTIZATION - Computer equipment 20% per annum declining balance
                      - Leasehold improvements Straight line over five years

INTANGIBLE ASSET - GOODWILL

Effective February 1, 2009 the Company acquired the equipment and business of eDevlin Architects at a cost of $766,500. Identifiable assets were valued at their book value of $183,500 resulting in an excess cost over book value of $583,000 recorded as goodwill. Goodwill was written-off in concurrence with the shut-down December 15, 2009.

5. COMMON STOCK

The authorized capital of the Company is 150,000,000 common shares with a par value of $ 0.001 per share.

In April 2008, the Company issued 3,000,000 shares of common stock at a price of
 $0.005 per share for total cash proceeds of $3,000.
In April 2008, the Company issued 1,300,000 shares of common stock at a price of
 $0.005 per share for total cash proceeds of $6,500.
In May 2008, the Company issued 750,000 shares of common stock at a price of
 $0.02 per share for total cash proceeds of $15,000.
In April 2010, the Company issued 17,196,175 shares of common stock at a price of $0.04 per share the retirement of debt of $687,847 due to companies related to a shareholder who financed the acquisition of DEVLIN eBUSINESS ARCHITECTS INC.

During the period January 16(inception) to December 31, 2010, the Company solad a total of 5,050,000 shares of common stock for a total of Cash proceeds of $24,500 and issued 17,196,175 shares of common stock for the retirement of debt of $687,817.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010


6. INCOME TAXES

As of December 31, 2010 the Company had net operating loss carry forwards of approximately $1,540,312 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTONS

The Company owes $561,979 to companies related to a shareholder who is also a shareholder of the Company. The loans are unsecured, do not bear interest and has no fixed terms of repayment.

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

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities and the Company's revenues from services provided to iVegas.

SIX MONTH PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2009

Our net loss during the six-month period ended December 31, 2010 was ($119,347) or ($0.00) per share compared to a net loss of ($1,113,115) or ($0.00)per share during the comparative period to December 31, 2009. The weighted average number of shares outstanding was 103,046,046, for December 31, 2010 and 85,850,000 for December 31, 2009.

During the six-month period ended December 31, 2010 we incurred general and administrative expenses of approximately $8,598 compared to $34,798 incurred during the comparative period to December 31, 2009. General and administrative expenses incurred during the six-month periods were generally related to corporate overhead and financial and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED DECEMBER 31, 2010

As at December 31, 2010 our current assets were $2,450 and our total current liabilities were $884,465 which resulted in a working capital deficit of $(882,015) compared to a working deficit of $(1,533,347) at December 31, 2009.

Stockholders' equity decreased from $(708,618) for fiscal year ended June 30, 2010 to $(882,015) for the six-month period ended December 31, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended December 31, 2010 net cash flows used in operating activities was $(37,500) consisting primarily of a net loss of $(119,347). Net cash flows used in operating activities was $(178,862) for the comparative period to December 31, 2009 and consisting primarily of a net loss of $(1,113,115).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties or the issuance of equity and debt instruments. For the six-month period ended December 31, 2010 we generated cash by loans from companies related to a shareholder $40,000. For the period from inception (January 16, 2008) to December 31, 2010 net cash provided by financing activities was $1,275,326 received from sale of common stock and loans from companies who are related to a shareholder of the Company.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and the Company's revenues from services provided to iVegas. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; (ii) marketing expenses, and (iii) operating expenses. We intend to finance these expenses with further issuances of securities, debt issuances and the Company's revenues from services provided to iVegas. If adequate funds are not available or are not available on acceptable terms we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures [as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act] that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

No report required.

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

32.2     Certifications pursuant to Sarbanes-Oxley Act of 2002 18 U.S.C. Section
         1350

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SYNC2 NETWORKS CORP


Dated: February 4, 2011                  By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: February 4, 2011                  By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer