Form 10-Q
period 2011-03-31
Sync2 Networks Corp
filed 2011-05-16
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2011

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                       Outstanding as of May 11 ,2011
      -----                                       ------------------------------
Common Stock, $0.001                                       103,046,175

                         PART I -- FINANCIAL INFORMATION

The accompanying interim unaudited financial statements Sync2 Networks Corp. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2010 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 31,2011. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2011.

                               Sync2 Networks Corp
                          (A Development Stage Company)
                                 Balance Sheets

                                                                           March 31,              June 30,
                                                                             2011                   2010
                                                                         ------------           ------------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $         --           $         --
  Accounts receivable                                                              --                 36,500
                                                                         ------------           ------------
      TOTAL CURRENT ASSETS                                                         --                 36,500

FIXED ASSETS (see Note 1)                                                          --                     --
                                                                         ------------           ------------

      TOTAL ASSETS                                                       $         --           $     36,500
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $    343,098           $    223,139
  Due to related parties                                                      657,979                521,979
                                                                         ------------           ------------
      TOTAL CURRENT LIABILITIES                                             1,001,077                745,118
                                                                         ------------           ------------
      TOTAL LIABILITIES                                                     1,001,077                745,118
                                                                         ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (see Note 1)
  Authorized: 150,000,000 : par value $0.001 per share
  Issued: 103,046,175 as of March 31,2011                                     103,046                103,046
          103,046,175 as of June 30,2010
  Additional paid-in capital                                                  609,301                609,301
  Losses associated with disposition of the subsidiary                       (529,475)              (529,475)
  Deficit accumulated during exploration stage                             (1,183,949)              (891,490)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,001,077)              (708,618)
                                                                         ------------           ------------

      TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $         --           $     36,500
                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements

                               Sync2 Networks Corp
                          (A Development Stage Company)
   Statements of Operations for the nine months ended March 31, 2011 and 2010 and for the period from January 16, 2008 (date of inception) to March 31, 2011

                                                                                                Cumulative results
                                                                                                of operations from
                                                            Nine months         Nine months        the date of
                                                               ended               ended           inception to
                                                             March 31,           March 31,           March 31,
                                                               2010                2011                2011
                                                           ------------        ------------        ------------
Revenues                                                   $     35,765        $    (36,500)       $    317,691
                                                           ------------        ------------        ------------

Salaries and benefits                                           197,866                                 503,494
Rent                                                             51,970                                 196,901
Marketing                                                           321              86,000             122,831
Foreign exchange                                                   (338)                                 11,478
Amortization                                                     28,777                                 121,916
Transfer agent and filing fees                                       --              22,361              28,169
Administration fees                                             100,000                                 100,000
Professional fees                                                35,000              78,500             141,680
Management fees                                                  63,974                                 133,822
Financial Consulting                                              7,276                                  33,572
Travel/Meals and Lodging                                            295                                   5,806
General and Administration                                       10,584              15,048             101,971
                                                           ------------        ------------        ------------
      Total Operating Costs                                     495,725             201,909           1,501,640
                                                           ------------        ------------        ------------
Loss from operations before taxes                              (459,960)           (238,409)         (1,183,949)

Net loss from the write-off of the assets and
 liabilities of the subsidiary (see Note 1)                    (468,128)                 --            (529,475)
Income tax expense                                                   --                  --                  --
                                                           ------------        ------------        ------------

Net loss for the period                                    $   (928,088)       $   (238,409)       $ (1,713,424)
                                                           ============        ============        ============

Basic and diluted earnings (loss) per share                $      (0.00)       $      (0.00)       $      (0.00)

Weighted average number of common shares outstanding         85,850,000         103,046,175         103,046,175


   The accompanying notes are an integral part of these financial statements

                               Sync2 Networks Corp
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
               From Inception January 16, 2008 to March 31, 2011

                                                                                       Deficit
                                          Common Stock                               Accumulated
                                    ------------------------         Additional      During the
                                    Number of                         Paid-in        Development
                                     shares           Amount          Capital           Stage              Total
                                     ------           ------          -------           -----              -----
Balance at inception
 January 16, 2008                          --       $      --        $      --       $        --        $        --

Common stock issued for cash
  - April 15, 2008                 51,000,000          51,000          (48,000)                               3,000
  - April 24, 2008                 22,100,000          22,100          (15,600)                               6,500
  - May 28,2008                    12,750,000          12,750            2,250                               15,000
Net  loss for the period ended
 June 30, 2008                             --              --               --            (1,283)            (1,283)
                                  -----------       ---------        ---------       -----------        -----------
Balance June 30, 2008              85,850,000          85,850          (61,350)           (1,283)            23,217

Net loss for the year ended
 June 30, 2009                             --              --               --          (245,220)          (245,220)
                                  -----------       ---------        ---------       -----------        -----------
Balance June 30, 2009              85,850,000          85,850          (61,350)         (246,503)          (222,003)

Common stock issued for debt
 April 1 2010                      17,196,175          17,196          670,651                              687,847
Net loss for the year ended
 June 30,2010                                                                           (699,037)          (699,037)
Net loss of write-off of assets
 and liabilities of subsidiary                                                          (529,475)          (529,475)
                                  -----------       ---------        ---------       -----------        -----------
Balance June 30,2010              103,046,046         103,046          609,301        (1,475,015)          (708,618)

Net loss for the Period
 July 1 to March 31,2011                   --              --               --          (238,409)          (238,409)
                                  -----------       ---------        ---------       -----------        -----------

                                  103,046,046       $ 103,046        $ 609,301       $(1,713,424)       $(1,001,077)
                                  ===========       =========        =========       ===========        ===========


   The accompanying notes are an integral part of t hese financial statements

                               Sync2 Networks Corp
                          (A Development Stage Company)
   Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010 and for the period from January 16, 2008 (date of inception) to March 31, 2011

                                                                                               Cumulative results
                                                                                               of operations from
                                                          Nine months         Nine months         the date of
                                                             ended               ended            inception to
                                                           March 31,           March 31,            March 31,
                                                             2010                2011                 2011
                                                         ------------        ------------         ------------
OPERATING ACTIVITIES
  Net loss                                               $ (1,113,115)       $   (238,409)        $ (1,713,424)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                           65,618                                  121,916
                      - Foreign exchange                        5,570                                   11,478
                      - Write-off subsidiary                  459,706                                  529,475
  Increase (decrease) in deferred revenue                      (7,684)                                      --
  (Increase) in accounts receivable                           (76,759)                                      --
  (Increase) decrease in work in process                       17,650                                       --
  (Increase) decrease in accounts payable                     470,152              84,707              343,098
                                                         ------------        ------------         ------------
           NET CASH USED IN OPERATING ACTIVITIES             (178,862)           (153,702)            (707,457)
                                                         ------------        ------------         ------------
INVESTING ACTIVITIES
  Fixed assets                                                (40,589)                 --             (219,392)
  Goodwill                                                         --                  --             (501,497)
                                                         ------------        ------------         ------------
           NET CASH USED IN INVESTING ACTIVITIES              (40,589)                 --             (720,889)
                                                         ------------        ------------         ------------
FINANCING ACTIVITIES
  Issuance of common shares for debt settlement                                                        687,847
  Proceeds from sale of common stock                               --                  --               24,500
  Increase in due to related parties                          281,300             136,000              657,979
                                                         ------------        ------------         ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES          281,300             136,000            1,370,326
                                                         ------------        ------------         ------------
EFFECT OF FOREIGN EXCHANGE ON CASH                            (66,336)                 --               58,020
                                                         ------------        ------------         ------------
NET INCREASE (DECREASE) IN CASH                                (4,487)            (17,702)                  --

CASH, BEGINNING OF PERIOD                                      17,702              17,702                   --
                                                         ------------        ------------         ------------

CASH, END OF PERIOD                                      $     13,215        $         --         $         --
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


   The accompanying notes are an integral part of these financial statements

                               Sync2 Networks Corp
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2011
                                   (Unaudited)


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

For the period from inception, January 16, 2008 through March 31, 2011 the Company has accumulated losses of $1,713,424.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and 99 and are presented in US dollars.

                               Sync2 Networks Corp
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2011
                                   (Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,713,424 as of March 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

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

                               Sync2 Networks Corp
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2011
                                   (Unaudited)


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

                               Sync2 Networks Corp
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2011
                                   (Unaudited)


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

2011                                          Accumulated
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

During the period January 16(inception) to March 31, 2011, the Company sold a total of 5,050,000 shares of common stock for a total of Cash proceeds of $24,500 and issued 17,196,175 shares of common stock for the retirement of debt of $687,817.

                               Sync2 Networks Corp
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2011


6. INCOME TAXES

As of March 31, 2011 the Company had net operating loss carry forwards of approximately $1,713,424 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTONS

The Company owes $657,979 to companies related to a shareholder who is also a shareholder of the Company. The loans are unsecured, do not bear interest and has no fixed terms of repayment.

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

CURRENT BUSINESS OPERATIONS

The Company historically was in the business of acquiring and developing internet marketing and web site development entities and/or their individual software programs to assist third-party clients in marketing their products and in maximizing the use of the internet to achieve those third-party clients' ultimate business objectives.

During 2010 the Company through it's 100% owned subsidiary Sync2 International Ltd which has considerable industry expertise and alliances became involved with the internet and online marketing for iVegas. Strategies will include sophisticated SEO, web links, RSS, social media, networking and other strategies.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Sync2

If we are unable to pay for our expenses because we do not have enough money, we may be forced to cease active operations until we are able to secure additional financing. If we cannot or do not secure additional financing we may be forced to cease active business operations.

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

NINE MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 2010

Our net loss during the nine-month period ended March 31, 2011 was ($239,409) or ($0.00) per share compared to a net loss of ($1,113,115) or ($0.00)per share during the comparative period to March 31, 2010. The weighted average number of shares outstanding was 103,046,046, for March 31, 2011 and 85,850,000 for March 31, 2010.

During the nine-month period ended March 31, 2011 we incurred general and administrative expenses of approximately $15,048 compared to $10,584 incurred during the comparative period to March 31, 2010. General and administrative expenses incurred during the nine-month periods were generally related to corporate overhead and financial and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED MARCH 31, 2011

As at March 31, 2011 our current assets were $0.00 and our total current liabilities were $1,001,077 which resulted in a working capital deficit of $( 1,001,077) compared to a working deficit of $(1,275,598) at March 31, 2010.

Stockholders' equity decreased from $ (708,618) for fiscal year ended June 30, 2010 to $(1,001,077) for the nine-month period ended March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended March 31, 2011 net cash flows used in operating activities was $(0) consisting primarily of a net loss of $(238,694). Net cash flows used in operating activities was $(0) for the comparative period to March 31, 2010 and consisting primarily of a net loss of $(1,113,115).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties or the issuance of equity and debt instruments. For the nine-month period ended March 31, 2011 we generated cash by loans from companies related to a shareholder of $136,000. For the period from inception (January 16, 2008) to December 31, 2010 net cash provided by financing activities was $1,370,036 received from sale of common stock and loans from companies who are related to a shareholder of the Company.

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

                                         SYNC2 NETWORKS CORP


Dated: May 10 ,2011                      By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: May 10 ,2011                      By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer