Form 10-K
period 2011-06-30
Sync2 Networks Corp
filed 2011-09-28
CIK 1437750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended June 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $0.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30,2011 the issuer had 103,046,175 shares of common stock issued and outstanding.

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

Because we have a net loss from operations of $387,459 for the year ended June 30, 2011 and have accumulated losses of $1,730,166 from inception, we face a risk of insolvency.

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

We have a total of 150,000,000 authorized common shares with a par value of $0.001 per share. Of these, 103,046,175 common shares were issued and outstanding as of June 30, 2011.

We completed a form S-1 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 34,850,000 shares of our common stock on behalf of our selling shareholders.

BUSINESS DEVELOPMENT

We have sustained losses for the year ended June 30, 2011 of $387,459 and wrote off the investment in Agency for $451,217 in June 30 ,2010,

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No change since previous filing.

The Company has filed with the SEC an S-1 registration statement July 25, 2008 and quarterly reports (form 10-Q) for September and December 2008, March, September, December 2009, March, September, December 2010, March 2011. The Company has filed the annual report (form 10-K) for June 2008, June 2009 and June 2010.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "SYNW".

As of June 30,2011 we have 103,465.275 shares of $0.001 par value common stock issued and outstanding held by approximately 29 shareholders of record.

The stock transfer agent for our securities is:

Island Stock Transfer Company
100 Second Avenue South, Suite 705S
St. Petersburg, Florida 33701
Tel: (727) 289-0010

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

ITEM 7. PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated $ 317,691 in revenues since inception ($nil for the period from inception January 16, 2008 to June 30, 2008) and have incurred $1,596,640 in expenses since inception through June 30, 2011.

The following table provides selected financial data about our company for the year ended June 30, 2010 and June 30,2011

Balance Sheet Data:                       June 30, 2010          June 30, 2011
-------------------                       -------------          -------------

Cash                                      $        --            $        --
Total assets                              $    36,500            $        --
Total liabilities                         $   745,118            $ 1,017,819
Shareholders' equity (deficit)            $  (708,618)           $(1,017,819)

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

Since inception of the Company on January 16, 2008 to June 30, 2011 the Company has issued shares for cash as follows:

- On April 15, 2010 the Company issued 17,196,175 shares of common stock for cash of $17,916 and the forgiveness of debt of $670,651 - On April 15, 2008 the Company issued 51,000,000 shares of common stock for cash of $3,000 and - On April 24, 2008 the Company issued 22,100,000 shares of common stock for cash of $6,800 and - On May 28, 2008 the Company issued 12,750,000 shares of common stock for cash of $15,000

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit from operations of $1,730,166 as of June 30, 2011. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and by loans from investors.

ITEM 8. FINANCIAL STATEMENTS

Sync2 Networks Corp
June 30, 2011

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
Balance Sheets
As at June 30, 2011 and June 30, 2010

                                                                           June 30, 2011       June 30, 2010
                                                                           -------------       -------------
                                     ASSETS

CURRENT AN ASSETS
  Cash                                                                      $       --          $       --
  Accounts Receivable                                                               --              36,500

FIXED ASSETS                                                                        --                  --
                                                                            ----------          ----------

TOTAL ASSETS                                                                $       --          $   36,500
                                                                            ----------          ----------

                  LIABILITES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT  LIABILITES
  Accounts Payable                                                          $  224,840          $  223,139
  Due to Related Parties                                                       772,979             521,979
                                                                            ----------          ----------
                                                                             1,017,819             745,118

STOCKHOLDERS' EQUITY (DEFICIT) COMMON STOCK
  Authorized: 150,000,000
  Issued: 103,046,175 as of June 30,2011 and June 30, 2010
  Common Shares                                                                103,046             103,046
  Additional  Paid-In  Capital                                                 609,301             609,301
  Losses Associated with the Disposition of the Subsiduary                     451,217             529,475
  Deficit Accumulated during the Exploration Stage                           1,278,949             891,490
                                                                            ----------          ----------
                                                                             1,017,819             708,618
                                                                            ----------          ----------

TOTAL LIABILITIES/DEFICIT                                                   $       --          $   36,500
                                                                            ==========          ==========


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Operations
For the Year Ended June 30, 2011 and Period Ended June 30, 2010 and for the period from January 16, 2008 (date of inception) to June 30, 2011

                                                                                              Cumulative results
                                                                                                of operations
                                                                                                from the date
                                                                                               of inception to
                                                          Year ended         Year ended           June 30,
                                                             2011               2010                2011
                                                         ------------       ------------        ------------
Revenues                                                 $    (36,500)      $     35,765        $    317,691
                                                         ------------       ------------        ------------

Salaries and benefits                                              --            503,494             503,494
Rent                                                               --            196,901             196,901
Marketing                                                      86,000                 --             122,831
Foreign exchange                                                   --                 --              11,478
Amortization                                                       --            121,916             121,916
Transfer agent                                                 22,361                 --              28,169
Professional fees                                             100,000             60,000             250,000
Management fees                                               100,000             25,000             213,822
Financial consulting                                               --              7,000              33,572
Travel/Meals and Lodging                                           --              5,806               5,806
General and Administration                                      6,680              7,138             108,651
                                                         ------------       ------------        ------------
      Total operating costs                                   350,959            927,255           1,596,640
                                                         ------------       ------------        ------------

Loss from operations before taxes                            (387,459)          (891,490)         (1,278,949)

Income tax expense                                                 --                 --                  --
                                                         ------------       ------------        ------------

Net loss for the year                                    $   (387,459)      $   (891,490)       $ (1,278,949)
                                                         ============       ============        ============

Basic and diluted earnings (loss) per share              $      (0.00)      $      (0.00)       $      (0.00)

Weighted average number of common shares outstanding      103,046,046        103,046,046


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to June 30, 2011

                                                                   Addititonal
                                            Common Stock             Paid In
                                  No of Shares          Amount       Capital          Deficit
                                  ------------          ------       -------          -------
Balance June 16, 2008                      --       $       --     $       --        $      --

Common Shares
  April 15, 2008                   51,000,000       $   51,000     $  (48,000)
  April 24, 2008                   22,100,000           22,100        (15,600)
  May 28, 2008                     12,750,000           12,750          2,250
                                   ----------       ----------     ----------        ---------
Loss June 30, 2008                                                                      (1,283)

Loss June 30, 2009                                                                    (245,220)

Common Shares
  April 1 2010                     17,196,175           17,196        670,651
                                   ----------       ----------     ----------        ---------
Loss June 30 2010                                                                     (699,037)

Loss from the write-off
 of the Subsidiary                                                                    (529,475)
                                   ----------       ----------     ----------        ---------
Balance June 30 2010                  103,046          609,301       (891,490)

Loss June 30 2011                                                                     (387,459)
                                   ----------       ----------     ----------        ---------

Recovery of GST                                                                         78,258
                                   ----------       ----------     ----------        ---------
Balance June 30 2011                  103,046       $  609,301
                                   ==========       ==========     ==========        =========

Deficit                                                                             (1,278,949)

Loss on Disposal                                                                      (451,217)


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Year Ended June 30, 2011 and for the Period Ended June 30, 2010 and for the period from January 16, 2008 (date of inception) to June 30, 2011

                                                                                            Cumulative results
                                                                                              of operations
                                                                                              from the date
                                                  Year ended            Period ended         of inception to
                                                   June 30,               June 30,               June 30,
                                                     2011                   2010                   2011
                                                 ------------           ------------           ------------
OPERATING ACTIVITIES
  Net loss
  Adjustments to reconcile net loss to net
   cash used in operating activities:            $   (387,459)          $   (891,490)          $ (1,278,949
     Non cash expense - Amortization                       --                     --                121,916
                      - Foreign exchange                   --                     --                 11,478
     Increase in accounts receivable                       --                     --                 36,500
     Increase (decrease) in accounts payable               --                     --                  1,701
     Increase in due to related parties               251,000
                                                 ------------           ------------           ------------

NET CASH USED IN OPERATING ACTIVITIES                      --                     --              1,089,821
                                                 ------------           ------------           ------------
INVESTING ACTIVITIES
  Fixed assets                                       (178,803)                    --               (178,803)
  Goodwill                                           (501,497)                    --               (501,497)
  Write-off of Subsiduary                                  --                     --               (451,217)
                                                 ------------           ------------           ------------

NET CASH USED IN INVESTING ACTIVITIES                (680,000)                    --             (1,131,517)
                                                 ------------           ------------           ------------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                       --                     --                 41,696
                                                 ------------           ------------           ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  --                     --                 41,696
                                                 ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH                            --                     --                     --

CASH, BEGINNING OF PERIOD                                  --                     --                     --
                                                 ------------           ------------           ------------

CASH, END OF PERIOD                              $         --           $         --           $         --
                                                 ============           ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION AND
NONCASH FINANCING ACTIVITIES:
  Interest paid                                  $         --           $         --           $         --
  Income taxes  paid                             $         --           $         --           $         --
  Common stock issued for services               $         --           $         --           $         --


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011


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

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactments

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation reflects the basic loss per share calculated as follows:

                                                 2010                 2011
                                             ------------         ------------
Numerator:   Net loss                        $   (891,490)        $ (1,278,949)
                                             ------------         ------------
Denominator: Weighted average number of
             shares issued                    103,046,046          103,046,046
                                             ------------         ------------
Earnings (loss) per share                    $      (0.00)        $      (0.00)
                                             ============         ============

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

NOTE 3 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. For the year ended June 30, 2011 the provision for income taxes was $0.00.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the year ended June 30, 2011 and has no revenue stream to support itself. This raises doubt about the Company's ability to continue as a going concern.

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

2010/2011                                        Accumulated
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
                                ========          ========          ========

INTANGIBLE ASSET - GOODWILL

Effective February 1, 2009 the Company acquired the equipment and business of eDevlin Architects at a cost of $643,585. Identifiable assets were valued at their book value of $142,088 resulting in an excess cost over book value of $501,497 recorded as goodwill In 2010 the company wrote off their investment in eDevlin at a loss $529,475.

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK

On April 15, 2010 the Company issued 17,969,175 shares of common stock for cash of $17,916 and the forgiveness of debt of $670,651

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

NOTE 7 - DUE TO RELATED PARTIES

The Company owes $772,979 to companies with a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

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

ITEM 15 - EXHIBITS

The following exhibits are included with this filing:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNC2 NETWORKS CORP.

September 26, 2011


By: /s/ John Moore
   -------------------------------------
   John Moore, Chief Executive Officer,
   Chief Financial Officer and Director,