Form 10-Q
period 2011-09-30
Sync2 Networks Corp
filed 2011-11-14
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2011

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

                                 1-778-707-2439
                           (Issuer's telephone number)

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

     Class                                   Outstanding as of November 14, 2011
     -----                                   ----------------------------------
Common Stock, $0.001                                      103,046,175

                         PART I -- FINANCIAL INFORMATION

The accompanying interim unaudited financial statements Sync2 Networks Corp. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2011 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on September 26, 2011. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended September 30, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2012.

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                         September 30,            June 30,
                                                                             2011                   2011
                                                                         ------------           ------------
                                                                           UNAUDITED
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $         --           $         --
  Accounts receivable                                                              --                     --
                                                                         ------------           ------------
      Total current assets                                                         --                     --

FIXED ASSETS (see Note 1)                                                          --                     --
                                                                         ------------           ------------

TOTAL ASSETS                                                             $         --           $         --
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $    264,840           $    244,840
  Due to related parties                                                      797,979                772,979
                                                                         ------------           ------------
      Total current liabilities                                             1,062,819              1,017,819
                                                                         ------------           ------------
TOTAL LIABILITIES                                                           1,062,819              1,017,819
                                                                         ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (see Note 1)
    Authorized: 150,000,000 : par value $0.001 per share
    Issued: 103,046,175 as of Sept 30, 2011
            103,046,175 as of June 30, 2011                                   103,046                103,046
  Additional paid-in capital                                                  609,301                609,301
  Losses associated with disposition of the subsidiary                       (451,217)              (451,217)
  Deficit accumulated during exploration stage                             (1,323,949)            (1,278,949)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  1,062,819)            (1,017,819)
                                                                         ------------           ------------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $         --           $         --
                                                                         ============           ============


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations
For the three months ended September 30, 2011 and 2010 and for the period from January 16, 2008 (date of inception) to September 30, 2011

                                                                                              Cumulative results
                                                                                              of operations from
                                                        Three months        Three months         the date of
                                                           ended               ended             inception to
                                                        September 30,       September 30,        September 30,
                                                            2011                2010                 2011
                                                        ------------        ------------         ------------
Revenues                                                $         --        $         --         $    317,691
                                                        ------------        ------------         ------------

Salaries and benefits                                             --                  --              523,494
Rent                                                              --                  --              142,851
Marketing                                                     15,000               5,000               51,831
Foreign exchange                                                  --                  --               11,478
Amortization                                                      --                  --              121,916
Transfer agent fees                                               --               4,000                9,808
Administration fees                                               --                  --              130,000
Professional fees                                             30,000              11,000               63,180
Management fees                                                   --                  --              133,822
Financial Consulting                                              --                  --               33,572
Travel/Meals and Lodging                                          --                  --                5,806
General and Administration                                        --                  --               86,923
                                                        ------------        ------------         ------------
     Total operating costs                                    45,000              20,000            1,641,640
                                                        ------------        ------------         ------------

Loss from operations before taxes                            (45,000)            (20,000)          (1,323,949)

Net loss from the write-off of the assets and
 liabilities of the subsiduary (see Note 1)                       --                  --             (452,217)

Income tax expense                                                --                  --                   --
                                                        ------------        ------------         ------------

Net loss for the period                                 $    (45,000)       $    (20,000)        $ (1,775,166)
                                                        ============        ============         ============

Basic and diluted earnings (loss) per share             $      (0.00)       $      (0.00)

Weighted average number of common shares outstanding     103,046,175         103,046,175


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to September 30, 2011

                                                                                 Deficit
                                         Common Stock                          Accumulated
                                    ----------------------      Additional      During the
                                    Number of                     Paid-in      Development
                                      shares        Amount        Capital         Stage            Total
                                      ------        ------        -------         -----            -----
Balance at inception
 January 16, 2008                           --     $     --      $     --      $        --      $        --

Common stock issued for cash
 - April 15, 2008                   51,000,000       51,000       (48,000)              --            3,000
 - April 24, 2008                   22,100,000       22,100       (15,600)              --            6,500
 - May 28,2008                      12,750,000       12,750         2,250               --           15,000

Net  loss for the period ended
 June 30, 2008                              --           --            --           (1,283)          (1,283)
                                   -----------     --------      --------      -----------      -----------
Balance June 30, 2008               85,850,000       85,850       (61,350)          (1,283)          23,217

Net loss for the year ended
 June 30, 2009                              --           --            --         (245,220)        (245,220)
                                   -----------     --------      --------      -----------      -----------
Balance June 30, 2009               85,850,000       85,850       (61,350)        (246,503)        (222,003)

Common stock issued for debt
 - April 1 2010                     17,196,175       17,196       670,651               --          687,847

Net loss for the year ended
 June 30,2010                               --           --            --         (644,987)        (644,987)

Net loss of write-off of assets
 and liabilities of subsidiary              --           --            --         (529,475)        (529,475)
                                   -----------     --------      --------      -----------      -----------
Balance June 30,2010               103,046,046      103,046       609,301       (1,420,965)        (708,618)

Net loss for the year ended
 June 30 2011                               --           --            --         (309,199)        (309,199
                                   -----------     --------      --------      -----------      -----------
Balance June 30,2011               103,046,046      103,036       609,301       (1,730,164)      (1,017,819)

Net loss for the  period                    --           --            --          (45,000)         (45,000)
                                   -----------     --------      --------      -----------      -----------

                                   103,046,046     $103,046      $609,301      $(1,775,166)     $(1,062,819)
                                   ===========     ========      ========      ===========      ===========


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended September 30, 2011 and 2010 and for the period from January 16, 2008 (date of inception) to September 30, 2011

                                                                                               Cumulative results
                                                                                               of operations from
                                                    Three months           Three months           the date of
                                                       ended                  ended               inception to
                                                    September 30,          September 30,          September 30,
                                                        2010                   2011                   2011
                                                    ------------           ------------           ------------
OPERATING ACTIVITIES
  Net loss                                          $    (20,000)          $    (45,000)          $ (1,775,166)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                          --                     --                121,916
                      - Foreign exchange                      --                     --                 36,831
                      - Write-off subsidiary                  --                     --                451,217
     Increase (decrease) in deferred revenue                  --                     --                     --
     (Increase) in accounts receivable                        --                     --                (88,454)
     (Increase) decrease in work in process                   --                     --                     --
     Increase (decrease) in accounts payable                  --                 20,000               (148,300)
                                                    ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                    (20,000)               (25,000)              (969,497)
                                                    ------------           ------------           ------------
INVESTING ACTIVITIES
  Fixed assets                                                --                     --                219,392
  Goodwill                                                    --                     --                501,497
                                                    ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                         --                     --                720,889
                                                    ------------           ------------           ------------
FINANCING ACTIVITIES
  Issuance of common shares for debt settlement               --                     --                687,847
  (Decease) in debt                                           --                     --               (250,333)
  Cash-in term deposit                                        --                     --                 10,000
  Proceeds from sale of common stock                          --                     --                 24,500
  (Decease) in due to related parties                     20,000                 25,000               (170,444)
                                                    ------------           ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 20,000                 25,000                277,070
                                                    ------------           ------------           ------------

EFFECT OF FOREIGN EXCHANGE ON CASH                            --                     --                (28,462)
                                                    ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH                               --                     --                     --

CASH, BEGINNING OF PERIOD                                     --                     --                     --
                                                    ------------           ------------           ------------

CASH, END OF PERIOD                                 $         --           $         --           $         --
                                                    ============           ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
FINANCING ACTIVITIES:
  Interest paid                                     $         --           $         --           $         --
  Income taxes  paid                                $         --           $         --           $         --
  Common stock issued for services                  $         --           $         --           $         --


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Unaudited)


1. BASIS OF PRESENTATION, NATURE OF BUSINESS AND ORGANIZATION

Sync2 Networks Corp (the "Company") was formed on January 16, 2008 in the State of Nevada under the name Plethora Resources, Inc. as a development stage company. Effective May 14, 2009 the Company changed its name to Sync2 Networks Corp.

On February 1, 2009 Sync2 Agency Ltd (a wholly owned subsidiary of Sync2 International Ltd) purchased the business, assets and assumed all the accounts payable (debts) of DEVELIN eBUSINESS ARCHITECTS INC

On June 25, 2009 the Company purchased the assets and business of Sync2 International Ltd. in exchange for the assumption of all outstanding debts of Sync2 Agency Ltd. ("Agency") a wholly owned subsidiary of Sync2 International Ltd., a web development and and marketing company. The purchase price was $643,585 for identifiable assets having a book value of $142,088 and goodwill of $501,497.Goodwill was based on the list of potential contracts which Catherine Develin represented were bonafide contracts and she was given a management contract. Another condition of the sale was the landlord would not allow the sale to proceed unless DEVELIN eBUSINESS ARCHITECTS INC guaranteed the lease if Agency defaulted; which it did on several occasions. DEVELIN has commenced payment on the lease payments in arrears and property taxes .The landlord DOES NOT intend to seek any actions against the Company.

The Company's business plan was to be an interactive marketing firm that designs, builds, implements and optimizes strategic interactive web networks and internet marketing programs that acquire, convert and retain customers for clients.

On December 15, 2009 the directors and management shut-down the operations of Sync2 Agency Ltd because of recurring monthly operating losses ,wrote-off the assets as the landlord had garnisheed the assets ,accounts receivable were not collectable and goodwill was worth nil.

Accounts payable owed to creditors were written-off of approximately of $275,000 for services billed in advance, contacts not fulfilled and equipment returned as contacts would not be completed The net loss was approximately $500,000.

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

For the period from inception, January 16, 2008 through September 30, 2011 the Company has accumulated losses of $1,775,166.

The Company has taken a new direction and is now supplying marketing/computer suppport services to world wide gaming

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,775,166 as of September 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Unaudited)


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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Unaudited)


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

j) Fiscal Periods The Company's fiscal year end is June 30.

k) Recent Accounting Pronouncements There are no recent accounting pronouncements known to the Company which, if applied, would affect the disclosure in these financial statements. Please also refer to the Company's year end June 30, 2011 notes to financial statements.

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Unaudited)


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

In April 2010 the Company issued 17,196,175 shares of common stock at a price of $0.04 per share the retirement of debt of $687,847

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Unaudited)


5. COMMON STOCK (CONTINUED)

During the period January 16, 2008 (inception) to June 30, 2010, the Company sold a total of 5,050,000 shares of common stock for total cash proceeds of $24,500 and issued 17,196,175 shares of common stock for the retirement of debt of $687,817.

6. INCOME TAXES

As of September 30, 2011 the Company had net operating loss carry forwards of approximately $1,775,166 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTONS

The Company owes $797,979 to companies related to a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

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

The company will also pursue providing marketing and support services to the gaming world which could generate significant revenues.

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

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011

Our net loss during the three-month period ended September 30, 2010 was ($20,000) or ($0.00) per share compared to a net loss of ($45,000) or ($0.00)per share during the comparative period to September 30, 2011. The weighted average number of shares outstanding was 103,046,046, for September 30 2010 and 103,046,046 for September 30,2011.

During the three-month period ended September 30, 2010 and September 30,2011we incurred general and administrative expenses of approximately $0.00 compared to $0.00 incurred during the comparative period to September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2011

As at September 30, 2011 our current assets were $0.00 and our total current liabilities were $1,062,819 which resulted in a working capital deficit of $(1,062,618) compared to a working deficit of $(728,618) at September 30, 2010.

Stockholders' equity decreased from $1,017,819 for fiscal year ended June 30, 2011 to $1,062,819 for the three-month period ended September 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended September 30, 2011 net cash flows used in operating activities was $(45,000) consisting primarily of a net loss of $(45,000). Net cash flows used in operating activities was $(20,000) for the comparative period to September 30, 2010 and consisting primarily of a net loss of $(20,000).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties For the three-month period ended September 30, 2011 we generated cash by loans from companies related to a shareholder of the company.. For the period from inception (January 16, 2008) to September 30, 2011 net cash provided by financing activities was $25,490 received from sale of common stock and loans from companies who are owned by a shareholder of the Company of $1,485,826

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

No report required.

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

32.2 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  Interactive Data Files pursuant to Rule 405 of Regulation S-T. *

----------
* To be filed by Amendment

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SYNC2 NETWORKS CORP


Dated: November 14, 2011                By: /s/ John Moore
                                           -----------------------------------
                                           John Moore, President and
                                           Chief Executive Officer


Dated: November 14, 2011                By: /s/ John Moore
                                           -----------------------------------
                                           John Moore, Chief Financial Officer