Form 10-Q
period 2011-12-31
Sync2 Networks Corp
filed 2012-02-21
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                  Outstanding as of February 21, 2012
      -----                                  -----------------------------------
Common Stock, $0.001                                      103,046,175

                         PART I -- FINANCIAL INFORMATION

The accompanying interim unaudited financial statements Sync2 Networks Corp. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2011 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on September 26, 2011. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended December 31, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2012.

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                    December 31,             June 30,
                                                                        2011                   2011
                                                                    ------------           ------------
                                                                      UNAUDITED
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $         --           $         --
  Accounts receivable                                                         --                     --
                                                                    ------------           ------------
      Total current assets                                                    --                     --

FIXED ASSETS (see Note 1)                                                     --                     --
                                                                    ------------           ------------

TOTAL ASSETS                                                        $         --           $         --
                                                                    ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                  $    284,840           $    244,840
  Due to related parties                                                 807,979                772,979
                                                                    ------------           ------------
      Total current liabilities                                        1,092,819              1,017,819
                                                                    ------------           ------------
TOTAL LIABILITIES                                                      1,092,819              1,017,819
                                                                    ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (see Note 1)
  Authorized: 150,000,000 : par value $0.001 per share
  Issued: 103,046,175 as of Sept 30, 2011
          103,046,175 as of June 30, 2011                                103,046                103,046
  Additional paid-in capital                                             609,301                609,301
  Losses associated with disposition of the subsidiary                  (451,217)              (451,217)
  Deficit accumulated during exploration stage                        (1,353,949)            (1,278,949)
                                                                    ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   1,092,819)            (1,017,819)
                                                                    ------------           ------------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $         --           $         --
                                                                    ============           ============


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations
For the six months ended December 31, 2011 and 2010 and For the period from January 16, 2008 (date of inception) to December 31, 2011

                                                                                                 Cumulative
                                                                                                 results of
                                                                                              operations from
                                                          Six months         Six months         the date of
                                                             ended              ended           inception to
                                                          December 31,       December 31,       December 31,
                                                              2011               2010               2011
                                                          ------------       ------------       ------------
Revenues                                                  $         --       $         --       $    317,691
                                                          ------------       ------------       ------------

Salaries and benefits                                               --                 --            523,494
Rent                                                                --                 --            142,851
Marketing                                                       15,000              5,000             51,831
Foreign exchange                                                    --                 --             11,478
Amortization                                                        --                 --            121,916
Transfer agent fees                                                 --              4,000              9,808
Administration fees                                                 --                 --            130,000
Professional fees                                               60,000             11,000             93,180
Management fees                                                     --                 --            133,822
Financial Consulting                                                --                 --             33,572
Travel/Meals and Lodging                                            --                 --              5,806
General and Administration                                          --                 --             86,923
                                                          ------------       ------------       ------------
      Total operating costs                                     75,000             20,000          1,671,640
                                                          ------------       ------------       ------------

Loss from operations before taxes                              (75,000)           (20,000)        (1,353,949)

Net loss from the write-off of the assets and
 liabilities of the subsiduary (see Note 1)                         --                 --           (452,217)

Income tax expense                                                  --                 --                 --
                                                          ------------       ------------       ------------

Net loss for the period                                   $    (75,000)      $    (20,000)      $ (1,805,166)
                                                          ============       ============       ============

Basic and diluted earnings (loss) per share               $      (0.00)      $      (0.00)

Weighted average number of common shares outstanding       103,046,175        103,046,175


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to December 31, 2011

                                                                                 Deficit
                                         Common Stock                          Accumulated
                                    ----------------------      Additional      During the
                                    Number of                     Paid-in      Development
                                      shares        Amount        Capital         Stage            Total
                                      ------        ------        -------         -----            -----
Balance at inception
 January 16, 2008                           --     $     --      $     --      $        --      $        --

Common stock issued for cash
 - April 15, 2008                   51,000,000       51,000       (48,000)              --            3,000
 - April 24, 2008                   22,100,000       22,100       (15,600)              --            6,500
 - May 28,2008                      12,750,000       12,750         2,250               --           15,000

Net  loss for the period ended
 June 30, 2008                              --           --            --           (1,283)          (1,283)
                                   -----------     --------      --------      -----------      -----------
Balance June 30, 2008               85,850,000       85,850       (61,350)          (1,283)          23,217

Net loss for the year ended
 June 30, 2009                              --           --            --         (245,220)        (245,220)
                                   -----------     --------      --------      -----------      -----------
Balance June 30, 2009               85,850,000       85,850       (61,350)        (246,503)        (222,003)

Common stock issued for debt
 - April 1 2010                     17,196,175       17,196       670,651               --          687,847

Net loss for the year ended
 June 30,2010                               --           --            --         (644,987)        (644,987)

Net loss of write-off of assets
 and liabilities of subsidiary              --           --            --         (529,475)        (529,475)
                                   -----------     --------      --------      -----------      -----------
Balance June 30,2010               103,046,046      103,046       609,301       (1,420,965)        (708,618)

Net loss for the year ended
 June 30 2011                               --           --            --         (309,199)        (309,199
                                   -----------     --------      --------      -----------      -----------
Balance June 30,2011               103,046,046      103,036       609,301       (1,730,164)      (1,017,819)

Net loss for the  period                    --           --            --          (75,000)         (75,000)
                                   -----------     --------      --------      -----------      -----------

                                   103,046,046     $103,046      $609,301      $(1,805,166)     $(1,092,819)
                                   ===========     ========      ========      ===========      ===========


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended December 31, 2011 and 2010 and
For the period from January 16, 2008 (date of inception) to December 31, 2011

                                                                                                 Cumulative
                                                                                                 results of
                                                                                              operations from
                                                          Six months         Six months         the date of
                                                             ended              ended           inception to
                                                          December 31,       December 31,       December 31,
                                                              2011               2010               2011
                                                          ------------       ------------       ------------
OPERATING ACTIVITIES
  Net loss                                                $    (20,000)      $    (75,000)      $ (1,805,166)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                                --                 --            121,916
                      - Foreign exchange                            --                 --             36,831
                      - Write-off subsidiary                        --                 --            451,217
     Increase (decrease) in deferred revenue                        --                 --                 --
     (Increase) in accounts receivable                              --                 --            (88,454)
     (Increase) decrease in work in process                         --                 --                 --
     Increase (decrease) in accounts payable                        --             40,000           (178,300)
                                                          ------------       ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                          (20,000)           (35,000)          (999,497)
                                                          ------------       ------------       ------------
INVESTING ACTIVITIES
  Fixed assets                                                      --                 --            219,392
  Goodwill                                                          --                 --            501,497
                                                          ------------       ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                               --                 --            720,889
                                                          ------------       ------------       ------------
FINANCING ACTIVITIES
  Issuance of common shares for debt settlement                     --                 --            687,847
  (Decease) in debt                                                 --                 --           (250,333)
  Cash-in term deposit                                              --                 --             10,000
  Proceeds from sale of common stock                                --                 --             24,500
  (Decease) in due to related parties                           20,000             35,000           (200,444)
                                                          ------------       ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       20,000             35,000            307,070
                                                          ------------       ------------       ------------

EFFECT OF FOREIGN EXCHANGE ON CASH                                  --                 --            (28,462)
                                                          ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH                                     --                 --                 --

CASH, BEGINNING OF PERIOD                                           --                 --                 --
                                                          ------------       ------------       ------------

CASH, END OF PERIOD                                       $         --       $         --       $         --
                                                          ============       ============       ============
Supplemental cash flow information and
noncash financing activities:
  Interest paid                                           $         --       $         --       $         --
  Income taxes  paid                                      $         --       $         --       $         --
  Common stock issued for services                        $         --       $         --       $         --


The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011
(Unaudited)


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

For the period from inception, January 16, 2008 through December 31, 2011 the Company has accumulated losses of $1,805,166.

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011
(Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has incurred losses since inception resulting in an accumulated deficit of $1,805,166 as of December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011
(Unaudited)


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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011
(Unaudited)


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

In April 2010 the Company issued 17,196,175 shares of common stock at a price of $0.04 per share the retirement of debt of $687,847

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011
(Unaudited)


5. COMMON STOCK (CONTINUED)

During the period January 16, 2008 (inception) to June 30, 2010, the Company sold a total of 5,050,000 shares of common stock for total cash proceeds of $24,500 and issued 17,196,175 shares of common stock for the retirement of debt of $687,817.

6. INCOME TAXES

As of September 30, 2011 the Company had net operating loss carry forwards of approximately $1,805,166 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTONS

The Company owes $807,979 to companies related to a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

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

SIX MONTH PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2011

Our net loss during the six-month period ended December 31, 2010 was ($20,000) or ($0.00) per share compared to a net loss of ($75,000) or ($0.00)per share during the comparative period to December 31, 2011. The weighted average number of shares outstanding was 103,046,046, for December 31, 2010 and 103,046,046 for December 31,2011.

During the six-month period ended December 31, 2010 and December 31 ,2011 we incurred general and administrative expenses of approximately $0.00.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED DECEMBER 31, 2011

As at December 31, 2011 our current assets were $0.00 and our total current liabilities were $1,092,819 which resulted in a working capital deficit of $(1,092,819) compared to a working deficit of $(728,618) at December 31,2010.

Stockholders' equity decreased from $1,017,819 for fiscal year ended June 30, 2011 to $1,092,819 for the six-month period ended December 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended December 31, 2011 net cash flows used in operating activities was $(35,000) consisting primarily of a net loss of $(75,000). Net cash flows used in operating activities was $(20,000) for the comparative period to December 31, 2010 and consisting primarily of a net loss of $(20,000).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties For the six-month period ended December 31, 2011 we generated cash by loans from companies related to a shareholder of the company.. For the period from inception (January 16, 2008) to December 31, 2011 net cash provided by financing activities was $25,490 received from sale of common stock and loans from companies who are owned by a shareholder of the Company of $1,485,826

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

RESENT SALES OF UNREGISTERED SECURITIES

No report required

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

                                         SYNC2 NETWORKS CORP


Dated: February 21, 2012                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: February 21, 2012                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer