Form 10-Q
period 2012-03-31
Sync2 Networks Corp
filed 2012-05-15
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31 2012

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

       Class                                      Outstanding as of May 14, 2012
       -----                                      -----------------------------
Common Stock, $0.001                                       103,046,175

                         PART I - FINANCIAL INFORMATION

The accompanying interim unaudited financial statements Sync2 Networks Corp. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2011 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on September 26, 2011. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2012.

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                           March 31,              June 30,
                                                                             2012                   2011
                                                                         ------------           ------------
                                                                          Unaudited
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $         --           $         --
  Accounts receivable                                                              --                     --
                                                                         ------------           ------------
TOTAL CURRENT ASSETS                                                               --                     --
                                                                         ------------           ------------
FIXED ASSETS (see Note 1)                                                          --                     --
                                                                         ------------           ------------

TOTAL ASSETS                                                             $         --           $         --
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $    304,840           $    244,840
  Due to related parties                                                      807,979                772,979
                                                                         ------------           ------------
TOTAL CURRENT LIABILITIES                                                   1,112,819              1,017,819
                                                                         ------------           ------------
TOTAL LIABILITIES                                                           1,112,819              1,017,819
                                                                         ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (see Note 1)
   Authorized: 150,000,000 : par value $0.001 per share
   Issued: 103,046,175 as of Sept 30, 2011                                    103,046                103,046
           103,046,175 as of June 30, 2011
  Additional paid-in capital                                                  609,301                609,301
  Losses associated with disposition of the subsidiary                       (451,217)              (451,217)
  Deficit accumulated during exploration stage                             (1,373,949)            (1,278,949)
                                                                         ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (1,112,819)            (1,017,819)
                                                                         ------------           ------------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $         --           $         --
                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations
For the nine months ended March 31, 2012 and 2011 and for the period from January 16, 2008 (date of inception) to March 31, 2012

                                                                                                  Cumulative results
                                                                                                  of operations from
                                                               Nine months        Nine months        the date of
                                                                 ended              ended            inception to
                                                                March 31,          March 31,           March 31,
                                                                  2012               2011                2012
                                                              ------------       ------------        ------------
REVENUES                                                      $         --       $         --        $    317,691
                                                              ------------       ------------        ------------

Salaries and benefits                                                                                     523,494
Rent                                                                                                      142,851
Marketing                                                           15,000              5,000              51,831
Foreign exchange                                                                                           11,478
Amortization                                                                                              121,916
Transfer agent fees                                                    500              4,000              10,308
Administration fees                                                                                       130,000
Professional fees                                                   79,500             11,000             112,680
Management fees                                                                                           133,822
Financial Consulting                                                                                       33,572
Travel/Meals and Lodging                                                                                    5,806
General and Administration                                                                                 86,923
                                                              ------------       ------------        ------------
TOTAL OPERATING COSTS                                               95,000             20,000           1,691,640
                                                              ------------       ------------        ------------
Loss from operations before taxes                                  (95,000)           (20,000)         (1,373,949)

Net loss from the write-off of the assets and
 liabilities of the subsiduary (see Note 1)                                                              (451,217)

Income tax expense                                                      --                 --                  --
                                                              ------------       ------------        ------------

NET LOSS FOR THE PERIOD                                       $    (95,000)      $    (20,000)       $ (1,825,166)
                                                              ============       ============        ============

Basic and diluted earnings (loss) per share                   $      (0.00)      $      (0.00)

Weighted average number of common shares outstanding           103,046,175        103,046,175


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to March 31, 2012

                                                                                 Deficit
                                         Common Stock                          Accumulated
                                    ----------------------      Additional      During the
                                    Number of                     Paid-in      Development
                                      shares        Amount        Capital         Stage            Total
                                      ------        ------        -------         -----            -----
Balance at inception
 January 16, 2008                           --     $     --      $     --      $        --      $        --

Common stock issued for cash
 - April 15, 2008                   51,000,000       51,000       (48,000)              --            3,000
 - April 24, 2008                   22,100,000       22,100       (15,600)              --            6,500
 - May 28, 2008                     12,750,000       12,750         2,250               --           15,000

Net  loss for the period ended
 June 30, 2008                              --           --            --           (1,283)          (1,283)
                                   -----------     --------      --------      -----------      -----------
Balance June 30, 2008               85,850,000       85,850       (61,350)          (1,283)          23,217

Net loss for the year ended
 June 30, 2009                              --           --            --         (245,220)        (245,220)
                                   -----------     --------      --------      -----------      -----------
Balance June 30, 2009               85,850,000       85,850       (61,350)        (246,503)        (222,003)

Common stock issued for debt
 - April 1 2010                     17,196,175       17,196       670,651               --          687,847

Net loss for the year ended
 June 30,2010                               --           --            --         (644,987)        (644,987)

Net loss of write-off of assets
 and liabilities of subsidiary              --           --            --         (529,475)        (529,475)
                                   -----------     --------      --------      -----------      -----------
Balance June 30, 2010              103,046,046      103,046       609,301       (1,420,965)        (708,618)

Net loss for the year ended
 June 30, 2011                              --           --            --         (309,199)        (309,199
                                   -----------     --------      --------      -----------      -----------
Balance June 30,2011               103,046,046      103,036       609,301       (1,730,164)      (1,017,819)

Net loss for the  period                    --           --            --          (95,000)         (95,000)
                                   -----------     --------      --------      -----------      -----------

                                   103,046,046     $103,046      $609,301      $(1,825,166)     $(1,112,819)
                                   ===========     ========      ========      ===========      ===========


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended March 31, 2012 and 2011 and for the period from January 16, 2008 (date of inception) to March 31, 2012

                                                                                                  Cumulative results
                                                                                                  of operations from
                                                        Nine months            Nine months           the date of
                                                          ended                  ended               inception to
                                                         March 31,              March 31,              March 31,
                                                           2012                   2011                   2012
                                                       ------------           ------------           ------------
OPERATING ACTIVITIES
  Net loss                                             $    (95,000)          $    (75,000)          $ (1,825,166)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                             --                     --                121,916
                      - Foreign exchange                         --                     --                 36,831
                      - Write-off subsidiary                     --                     --                451,217
     Increase (decrease) in deferred revenue                     --                     --                     --
     (Increase) in accounts receivable                           --                     --                (88,454)
     (Increase) decrease in work in process                      --                     --                     --
     Increase (decrease) in accounts payable                     --                 40,000               (198,300)
                                                       ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                       (95,000)               (35,000)            (1,019,497)
                                                       ------------           ------------           ------------
INVESTING ACTIVITIES
  Fixed assets                                                   --                     --                219,392
  Goodwill                                                       --                     --                501,497
                                                       ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                            --                     --                720,889
                                                       ------------           ------------           ------------
FINANCING ACTIVITIES
  Issuance of common shares for debt settlement                                                           687,847
  (Decease) in debt                                                                                      (250,333)
  Cash-in term deposit                                                                                     10,000
  Proceeds from sale of common stock                             --                     --                 24,500
  (Decease) in due to related parties                        95,000                 35,000               (200,444)
                                                       ------------           ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    95,000                 35,000                307,070
                                                       ------------           ------------           ------------
EFFECT OF FOREIGN EXCHANGE ON CASH                               --                     --                (28,462)
                                                       ------------           ------------           ------------
NET INCREASE (DECREASE) IN CASH                                  --                     --                     --
CASH, BEGINNING OF PERIOD                                        --                     --                     --
                                                       ------------           ------------           ------------

CASH, END OF PERIOD                                    $         --           $         --           $         --
                                                       ============           ============           ============
Supplemental cash flow information and noncash
 financing activities:
  Interest paid                                        $         --           $         --           $         --
  Income taxes  paid                                   $         --           $         --           $         --
  Common stock issued for services                     $         --           $         --           $         --


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012
(Unaudited)


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

For the period from inception, January 16, 2008 through March 31, 2012 the Company has accumulated losses of $1,825,166.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012
(Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,825,166 as of March 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012
(Unaudited)


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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012
(Unaudited)


4. FIXED ASSETS

2012                                            Accumulated
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

In April 2010 the Company issued 17,196,175 shares of common stock at a price of $0.04 per share the retirement of debt of $687,847

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2012
(Unaudited)


5. COMMON STOCK (CONTINUED)

During the period January 16, 2008 (inception) to June 30, 2010, the Company sold a total of 5,050,000 shares of common stock for total cash proceeds of $24,500 and issued 17,196,175 shares of common stock for the retirement of debt of $687,817.

6. INCOME TAXES

As of September 30, 2011 the Company had net operating loss carry forwards of approximately $1,825,166 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

NINE MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 2012

Our net loss during the nine-month period ended March 31, 2012 was ($95,000) or ($0.00) per share compared to a net loss of ($75,000) or ($0.00)per share during the comparative period to March 31, 2011. The weighted average number of shares outstanding was 103,046,046, for March 31, 2012 and 103,046,046 for March 31,2011.

During the six-month period ended December 31, 2010 and December 31 ,2011 we incurred general and administrative expenses of approximately $0.00.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED MARCH  31, 2012

As at March 31, 2012 our current assets were $0.00 and our total current liabilities were $1,112,819 which resulted in a working capital deficit of $(1,112,819) compared to a working deficit of $(728,618) at March 31,2011.

Stockholders' equity decreased from $1,017,819 for fiscal year ended June 30, 2011 to $1,112,819 for the nine-month period ended March 31, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended March 31, 2012 net cash flows used in operating activities was $(95,000) consisting primarily of a net loss of $(95,000). Net cash flows used in operating activities was $( 75,000) for the comparative period to March 31, 2011 and consisting primarily of a net loss of $(75,000).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties For the nine-month period ended March 31, 2012 we generated cash by loans from companies related to a shareholder of the company.. For the period from inception (January 16, 2008) to December 31, 2011 net cash provided by financing activities was $25,490 received from sale of common stock and loans from companies who are owned by a shareholder of the Company of $1,485,826

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended March 31 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

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

ITEM 4. MINE SAFETY DISCLOSURES

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

                                         SYNC2 NETWORKS CORP


Dated: May 14, 2012                      By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: May 14, 2012                      By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer