Form 10-Q/A
period 2010-03-31
Sync2 Networks Corp
filed 2012-11-02
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 1

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

Securities registered pursuant to                 Name of each exchange on which
   Section 12(b) of the Act:                                registered:
   -------------------------                                -----------
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

                         PART I - FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Sync2 Networks Corp. (a Nevada corporation) for the nine months ended March 31,2010 are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2009 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on September 28, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments.The results of operations presented in the accompanying interim financial statements for the nine months ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2010.

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets


                                                                           March 31,              June 30,
                                                                             2010                   2009
                                                                         ------------           ------------
                                                                          Unaudited
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $     13,334           $     17,702
  Accounts receivable                                                          34,267                 51,114
  Work in process                                                                  --                 17,650
                                                                         ------------           ------------
      TOTAL CURRENT ASSETS                                                     47,601                 86,466

Fixed Assets                                                                  122,315                162,492
Goodwill                                                                           --                459,706
                                                                         ------------           ------------

      TOTAL ASSETS                                                       $    169,916           $    708,664
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $    566,169           $    159,628
  Deferred revenue                                                                 --                  7,684
  Due to related parties                                                    1,096,862                763,355
                                                                         ------------           ------------
      TOTAL CURRENT LIABILITIES                                             1,663,031                930,667
                                                                         ------------           ------------
      TOTAL LIABILITIES                                                     1,663,031                930,667
                                                                         ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
    Authorized: 150,000,000: par value $0.001 per share
    Issued: 85,850,000 as of Mar 31, 2010                                      85,850                 85,850
            85,850,000 as of June 30,2009
  Additional paid-in capital (deficiency)                                     (61,350)               (61,350)
  Other comprehensive (debits) credits                                        (36,646)                    --
  Deficit accumulated during exploration stage                             (1,480,969)              (246,503)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,493,115)              (222,003)
                                                                         ------------           ------------

      TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY                          $    169,916           $    708,664
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

                                                                                                           Results of
                                                                                                        Operations From
                                Three  months     Three months        Nine  months       Nine months      the date of
                                   ended             ended              ended              ended          inception to
                                  March 31,         March 31,          March 31,          March 31,         March 31,
                                    2010              2009               2010               2009              2010
                                ------------      ------------       ------------       ------------      ------------
REVENUES                        $         --      $         --       $    151,608       $         --      $    354,191
                                ------------      ------------       ------------       ------------      ------------

Salaries and benefits                     --                --            353,812                 --           523,494
Rent                                      --                --             86,081                 --           142,851
Marketing                                 --                --             17,211                 --            31,831
Foreign exchange                          --                --              5,570                 --            11,478
Amortization                          39,268                --            104,886                 --           161,184
Transfer agent fees                       --                --              1,808              1,808
Professional fees                         --             1,780             37,000              3,480            52,180
Management fees                           --                --             77,647                 --           133,822
Administration fees                   82,083                --            182,083                 --           182,083
Financial consulting                      --                --             17,694                 --            33,572
Travel/Meals and Lodging                  --                --              1,164                 --             5,806
General and Administration                --             2,269             34,798             19,847            86,923
                                ------------      ------------       ------------       ------------      ------------
TOTAL OPERATING COSTS                121,351             4,049            917,946             25,135         1,367,032
                                ------------      ------------       ------------       ------------      ------------
Loss from operations before
 taxes and other                    (121,351)           (4,049)          (766,338)           (25,135)       (1,012,841)

OTHER
  Write off of goodwill                   --                --           (468,128)                --          (468,128)
                                ------------      ------------       ------------       ------------      ------------
                                    (121,351)           (4,049)        (1,234,466)           (25,135)       (1,480,969)

Income tax expense                        --                --                 --                 --                --
                                ------------      ------------       ------------       ------------      ------------

NET LOSS FOR THE PERIOD         $   (121,351)     $     (4,049)      $ (1,234,466)           (25,135)     $ (1,480,969)
                                ------------      ------------       ------------       ------------      ------------
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE               $      (0.00)     $      (0.00)      $      (0.01)      $      (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         85,850,000         5,050,000         85,850,000          5,050,000


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009
and for the period from January 16, 2008 (date of inception) to March 31, 2010

                                                                                                     Cumulative
                                                                                                     Results of
                                                                                                  Operations From
                                                               Nine months       Nine months        the date of
                                                                 ended              ended           inception to
                                                                March 31,          March 31,          March 31,
                                                                  2010               2009               2010
                                                              ------------       ------------       ------------
OPERATING ACTIVITIES
  Net loss
  Adjustments to reconcile net loss to net cash
   used in operating activities:                              $ (1,234,466)      $    (21,086)      $ (1,480,969)
  Non cash expense - Amortization                                  104,886                 --            161,184
                   - Foreign exchange                                5,570                 --             11,478
                   - Write off of goodwill                         459,706                 --            459,706
  Increase (decrease)  in deferred revenue                          (7,684)                --                 --
  (Increase)  in accounts receivable                               (16,847)                --            (34,267)
  (Increase) decrease in work in process                            17,650                 --                 --
  Increase (decrease) in accounts payable                          406,541                200            566,169
                                                              ------------       ------------       ------------
           NET CASH USED IN OPERATING ACTIVITIES                  (230,950)           (20,886)          (316,699)
                                                              ------------       ------------       ------------

INVESTING ACTIVITIES
  Fixed assets                                                     (40,589)                --           (219,392)
  Goodwill                                                              --                 --           (501,497)
                                                              ------------       ------------       ------------
           NET CASH USED IN INVESTING ACTIVITIES                   (40,589)                --           (720,889)
                                                              ------------       ------------       ------------

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                    --                 --             24,500
  Increase in due to related parties                               333,507                 --          1,096,862
                                                              ------------       ------------       ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES               333,507                 --          1,121,362
                                                              ------------       ------------       ------------
EFFECT OF FOREIGN EXCHANGE ON CASH                                 (66,336)                --            (70,440)
                                                              ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH                                     (4,368)           (20,886)            13,334
CASH, BEGINNING OF PERIOD                                           17,702             24,207                 --
                                                              ------------       ------------       ------------

CASH, END OF PERIOD                                           $     13,334       $      3,321       $     13,334
                                                              ============       ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION AND
 NONCASH FINANCING ACTIVITIES:
   Interest paid                                              $         --       $         --       $         --
   Income taxes  paid                                         $         --       $         --       $         --
   Common stock issued for services                           $         --       $         --       $         --


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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(Unaudited)


4. FIXED ASSETS

                                                    Accumulated
2010                                  Cost          Amortization          Net
----                                  ----          ------------          ---
Computer equipment                  $ 58,782          $ 14,773          $ 44,009
Leasehold improvements               160,328            42,754           117,574
                                    --------          --------          --------

                                    $219,110          $ 57,527          $161,583
                                    ========          ========          ========

                                                    Accumulated
2009                                  Cost          Amortization          Net
----                                  ----          ------------          ---
Computer equipment                  $     --          $     --          $     --
Leasehold improvements                    --                --                --
                                    --------          --------          --------

                                    $     --          $     --          $     --
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

                                         SYNC2 NETWORKS CORP

Dated: November 2, 2012
                                         By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer

Dated: November 2, 2012
                                         By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer