Form 10-K/A
period 2010-06-30
Sync2 Networks Corp
filed 2012-11-15
CIK 1437750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange
    Act of 1934

                     For the Fiscal Year Ended June 30, 2010

[ ] Transition Report Under Section 13 or 15(D) of the Securities Exchange
    Act of 1934


                              SYNC2 NETWORKS CORP.
              (Exact name of small business issuer in its charter)

             Nevada                      333-152551              26-1754034
  (State or other jurisdiction          (Commission            (IRS Employer
of incorporation or organization)       File Number)         Identification No.)

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

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $354,191

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 31, 2012 the issuer had 103,046,175 shares of common stock issued and outstanding.

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

Because we have a net loss from operations of $1,503,519 for the year ended June 30, 2010 and have accumulated losses of $1,750,022 from inception, we face a risk of insolvency.

We have never earned substantial operating revenue. We have been dependent on equity and debt financing to help pay operating costs and to help cover operating losses.

Because we have a limited sales history our future is uncertain.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

We were incorporated on January 16, 2008 under the laws of the state of Nevada as Plethora Resources Inc. to commence operations in the business of consulting to oil & gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia. We were unable to fund our intended business and, on May 28, 2009 but effective February 1, 2009, we acquired a wholly owned subsidiary, Sync2 International Ltd, for the assumption of the debts of Sync2 Agency Ltd, a wholly owned subsidiary of Sync2 International Ltd. Sync2 Agency Ltd is an internet marketing and website development company. On May 14, 2009 we changed our name to Sync2 Networks Corp. (the `Company'). On December 15, 2009, the Company shut down the operations of Sync2 Agency Ltd. after incurring substantial operating losses, and subsequently wrote-off the investment in Sync2 Agency Ltd.

We have a total of 150,000,000 authorized common shares with a par value of $0.001 per share. Of these, 103,046,175 common shares were issued and outstanding as of June 30, 2010.

We completed a form S-1 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 34,850,000 shares of our common stock on behalf of our selling shareholders.

BUSINESS DEVELOPMENT

We have sustained losses for the year ended June 30, 2010 of $1,503,519.

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

PATENTS AND TRADE MARKS

To date there are no aspects of our business plan that require a patent or trademark or product licence. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions for patents or trademarks.

RESEARCH AND DEVELOPMENT

During the last two fiscal years no time was spent on specialized research and development activities and has no plans are contemplated in the future .

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of June 30, 2010, we have no employees but have a liability for unpaid wages and severance pay allowance of approximately $50,000 which is reflected in the June 30, 2010 Financial Statements. Our officers and directors will handle our administrative duties.

REPORTS TO SECURITY HOLDERS

Sync2 will voluntarily make available an annual report including annual financial statements on Form 10K to security holders.We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, reguired reports of material changes in the Company's business of Form 8-K.annual reports of Form 10-K and quarterly reports on FORM 10-Q.

The SEC maintains an Internet site that contains reports, proxy and information statements and other electronic information regarding SYNC2 and filed at hhtp://www.sec.gov.

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

As of October 31, 2012 we have 103,465.275 shares of $0.001 par value common stock issued and outstanding held by approximately 29 shareholders of record.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit from operations of $1,750,022 as of June 30, 2010. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and by loans from investors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended June 30, 2010 have been examined by our independent accountant, George Stewart CPA.

Sync2 Networks Corp
June 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       10

BALANCE SHEET                                                                 11

STATEMENTS OF OPERATIONS                                                      12

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                                  13

STATEMENTS OF CASH FLOWS                                                      14

NOTES TO THE FINANCIAL STATEMENTS                                             15

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sync2 Networks Corp.

I have audited the accompanying balance sheets of Sync2 Networks Corp. (A Development Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2010 and 2009 and for the period from January 16, 2008 (inception), to June 30, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sync2 Networks Corp., (A Development Stage Company) as of June 30, 2010 and 2009, and the results of its operations and cash flows for the years ended June 30, 2010 and 2009 and the period from January 16, 2008 (inception), to June 30, 2010 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
--------------------------------------
George Stewart
Seattle, Washington
November 8, 2012

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Balance Sheet
June 30, 2010
(Audited)

                                                                      2010                 2009
                                                                   ----------           ----------
CURRENT ASSETS
  Cash                                                             $       --           $   17,702
  Accounts receivable                                                  36,202               51,114
  Work in process                                                          --               17,650
                                                                   ----------           ----------
      TOTAL CURRENT ASSETS                                                 --               86,466

FIXED ASSETS                                                               --              162,492
GOODWILL                                                                   --              459,706
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $   36,202           $  708,664
                                                                   ==========           ==========

CURRENT LIABILITES
  Accounts payable                                                 $  294,806           $  159,628
  Deferred revenue                                                         --                7,684
  Due to related parties                                              779,071              763,355
                                                                   ----------           ----------
      TOTAL CURRENT LIABILITIES                                     1,073,877              930,667
                                                                   ----------           ----------
      TOTAL LIABILITIES                                             1,073,877              930,667
                                                                   ----------           ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
  Authorized: 150,000,000: par value $0.001 per share
  Issued: 103,046,175 as of June 30, 2012 and 85,850,000
   as of June 30, 2009                                                103,046               85,850
  Additional paid-in capital (deficiency)                             609,301              (61,350)
  Deficit accumulated during exploration stage                       (705,714)            (246,503)
                                                                   ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (1,044,308)            (222,003)
                                                                   ----------           ----------

      TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   36,202           $  708,664
                                                                   ==========           ==========


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Operations for the Year Ended June 30, 2010 and
Period Ended June 30 and for the period from January 16, 2008
(date of inception) to June 30, 2010, 2009

                                                                                       Cumulative Results of
                                                                                          Operations From
                                                                                           the Date of
                                                                                           Inception to
                                                    Year ended          Year ended           June 30,
                                                       2010                2009                2009
                                                   -------------       -------------       -------------
REVENUES                                           $     354,191       $     202,583       $     556,774
                                                   -------------       -------------       -------------

Salaries and benefits                                    523,494             169,682             693,176
Rent                                                     142,851              56,770             199,621
Marketing                                                 31,831              14,620              46,451
Foreign exchange                                          11,478               5,908              17,386
Amortization                                             161,184              56,298             217,482
Transfer agent fees                                       24,358               1,808              26,166
Professional fees                                         52,180              15,180              67,360
Management fees                                          133,822              56,175             189,997
Administrative Fees                                      182,083                  --             182,083
Financial consulting                                      33,572              15,878              49,450
Travel/Meals and Lodging                                   5,806               4,642              10,448
General and Administration                                86,923              50,842             139,048
                                                   -------------       -------------       -------------
TOTAL OPERATING COSTS                                  1,389,582             447,803           1,838,668
                                                   -------------       -------------       -------------
Loss from operations before taxes                     (1,035,391)           (245,220)         (1,281,894)
Net loss from the write-off of assets and
 liabilities of the subsidiary                          (468,128)                 --            (468,128)
                                                   -------------       -------------       -------------

NET LOSS FOR THE YEAR                              $   1,503,519       $    (245,220)      $  (1,750,022)
                                                   =============       =============       =============
BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE                                         $       (0.00)      $       (0.00)
                                                   =============       =============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                  103,046,175          85,850,000
                                                   =============       =============


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to June 30, 2010
(audited)


                                                                                       Deficit
                                          Common Stock                               Accumulated
                                   --------------------------       Additional       During the
                                    Number of                        Paid-in         Development   Subscription
                                     shares          Amount          Capital            Stage      (Receivable)      Total
                                     ------          ------          -------            -----      ------------      -----
Balance at inception
 January 16, 2008                           --      $       --      $       --        $        --       $ --      $        --

Common stock issued for cash:
  - April 15, 2008                  51,000,000          51,000         (48,000)                --         --            3,000
  - April 24, 2008                  22,100,000          22,100         (15,600)                --         --            6,500
  - May 28, 2008                    12,750,000          12,750           2,250                 --         --           15,000
                                   -----------      ----------      ----------        -----------       ----      -----------
Net loss for the period ended
 June 30, 2008                              --              --              --             (1,283)        --           (1,283)
                                   -----------      ----------      ----------        -----------       ----      -----------
Balance June 30, 2008               85,850,000          85,850         (61,350)            (1,283)        --           23,217

Net loss for the year ended
 June 30, 2009                              --              --              --           (245,220)        --         (245,220)
                                   -----------      ----------      ----------        -----------       ----      -----------
Balance June 30, 2009               85,850,000          85,850         (61,350)          (246,503)        --         (222,003)
                                   -----------      ----------      ----------        -----------       ----      -----------
Common stock issued
 April 1, 2010                      17,196,175          17,196         670,651                 --         --               --

Net loss for the year
 ended June 30, 2010                        --              --              --         (1,503,519)        --       (1,503,519)
                                   -----------      ----------      ----------        -----------       ----      -----------

Balance June 30, 2010              103,046,175      $  103,046      $  609,301        $(1,750,022)      $ --      $(1,750,022)
                                   ===========      ==========      ==========        ===========       ====      ===========


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Cash Flows for the Year Ended June 30, 2010 and for the Year Ended June 30, 2009 and for the period from January 16, 2008 (date of inception) to June 30, 2010 (audited)

                                                                                                        Cumulative Results of
                                                                                                          Operations From
                                                                                                            the Date of
                                                               Year Ended            Period Ended           Inception to
                                                                June 30,               June 30,               June 30,
                                                                  2010                   2009                   2010
                                                              ------------           ------------           ------------
OPERATING ACTIVITIES
  Net loss                                                    $ (1,503,519)          $   (245,220)          $ (1,750,022)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Non cash expense - Amortization                                                       56,298
                      - Foreign exchange                                                    5,908
     Increase in deferred revenue                                   (7,684)                 7,684
     Increase in accounts receivable                                14,912                (51,114)               (36,202)
     Increase in work in process                                    17,650                (17,650)
     Increase (decrease) in accounts payable                       135,178                159,628                294,806
     Increase in due to related parties                             15,716                762,365                779,071
                                                              ------------           ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES                (1,327,747)               677,899               (712,347)
                                                              ------------           ------------           ------------

INVESTING ACTIVITIES
  Fixed assets                                                     129,492                     --               (178,803)
  Goodwill                                                         492,706                     --               (501,497)
                                                              ------------           ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES                   622,198                     --               (680,300)
                                                              ------------           ------------           ------------

FINANCING ACTIVITIES
  Common stick issued for debt settlement                          670,651                     --                609,301
  Proceeds from sale of common stock                                17,196                     --                103,046
                                                              ------------           ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES               687,847                     --                712,347
                                                              ------------           ------------           ------------
EFFECT OF FOREIGN EXCHANGE ON CASH                                      --                 (4,104)                (4,104)
                                                              ------------           ------------           ------------
NET INCREASE (DECREASE) IN CASH                                    (17,702)                (6,505)                    --

CASH, BEGINNING OF PERIOD                                           17,702                 24,207                     --
                                                              ------------           ------------           ------------

CASH, END OF PERIOD                                           $         --           $     17,702           $         --
                                                              ============           ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION AND
 NONCASH FINANCING ACTIVITIES:
   Interest paid                                              $         --           $         --           $         --
   Income taxes  paid                                         $         --           $         --           $         --
   Common stock issued for services                           $         --           $         --           $         --


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(Audited)


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

On June 25, 2009 the Company purchased the assets and business of Sync2 International Ltd. in exchange for the assumption of all outstanding debts of Sync2 Agency Ltd. ("Agency". Agency is a wholly owned subsidiary of Sync2 International Ltd., a web development and web property management company. Effective May 14, 2009 the Company changed its name to Sync2 Networks Corp. On December 15, 2009, the Company shut down the operations of Sync2 Agency Ltd after incurring substantial losses.

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

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation reflects the basic loss per share calculated as follows:

                                                             2010                  2009
                                                          ------------         ------------
Numerator:   Net loss                                     $ (1,503,519)        $   (245,220)
Denominator: Weighted average number of shares issued      103,046,175           85,850,000
                                                          ------------         ------------

Earnings (loss) per share                                 $      (0.00)        $      (0.00)
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

2010                                              Accumulated
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
                                ========          ========          ========


INTANGIBLE ASSET - GOODWILL

Effective February 1, 2009 the Company acquired the equipment and business of eDevlin Architects at a cost of $643,585. Identifiable assets were valued at their book value of $142,088 resulting in an excess cost over book value of $501,497 recorded as goodwill with amortization of $41,791 claimed to June 30, 2009. The goodwill is being amortized over five years and is tested for impairment annually. The Company recorded amortization of $41,791 during the year ended June 30, 2009 (for the five months commencing February 1, 2009). Effective June 30, 2010, the Company had written off this investment.

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

NOTE 7 - DUE TO RELATED PARTIES

The Company owes $779,071 to a company with a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

The Company owes $198,862 to a company controlled by a former officer of the Company. The outstanding amount bears interest at 5% per annum secured by a General Security Agreement and is due in two equal installments September 30, 2009 and December 31, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended June 30, 2010, to the best of our knowledge, there have been no disagreements with George Stewart CPA on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of George Stewart CPA would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley ("SOX") Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company's Chief Executive Officer, and Chief Financial Officer, being John Moore. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.
Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company's management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company's objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of June 30, 2010, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the year ended June 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

In the light of management's review of internal control procedures as they relate to COSO and the SEC the following were identified:

     * The Company's Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee,
     * The Company has limited segregation of duties which is not consistent with good internal control procedures.
     * The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.
     * There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an "expert" for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so. By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee. With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management. By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A(T). CONTROLS AND PROCEDURES

There were no changes in the Company's internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9B. OTHER INFORMATION

There are no matters required to be reported upon under this Item.

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

The name, address, age and position of our officers and director is set forth below:

Name and Address           Age            Position(s)
----------------           ---            -----------
John Moore*                55             CEO,CFO, Director
Helen Siwak**              43             (former) CFO, CEO, Director

----------
* John Moore has held the offices/positions since September 23,2009 and is expected to hold said offices/positions until the next annual meeting of our stockholders.
** Helen Siwak held her offices/positions since May 18 2009 and resigned September 23, 2009.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

John Moore has over 30 years of experience in finance, business management financial analysis, strategic planning and a strong understanding of computer applications and managing public companies. He has had extensive experience as a CEO, CFO, Controller of both private and public companies both in USA and Canada. He was instrumental in raising $18 million of equity and debt financing. John Moore was the founder and president of Flameret Inc which now is an OTC listed company. He was the CFO/Director of Image Power another OTC listed company. He has been the CFO/Director of Real American Show Down/USA Karaoke Championship. John has also been in numerous start-up companies that required financing one of interest was Rim-Bra Brake System that needed funding to build a manufacturing plant in Port Alberni He has owned his own consulting company since 1983 to provide a broad range of services.

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

CODE OF ETHICS

We have not adopted a corporate code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

                                     Option Awards                                         Stock Awards
          ---------------------------------------------------------------   -------------------------------------------
                                                                                                               Equity
                                                                                                              Incentive
                                                                                                   Equity       Plan
                                                                                                  Incentive    Awards:
                                                                                                    Plan      Market or
                                                                                                   Awards:     Payout
                                         Equity                                                   Number of   Value of
                                        Incentive                           Number                Unearned    Unearned
                                       Plan Awards;                           of        Market     Shares,     Shares,
           Number of     Number of      Number of                           Shares     Value of   Units or    Units or
          Securities    Securities     Securities                          or Units   Shares or    Other        Other
          Underlying    Underlying     Underlying                          of Stock    Units of    Rights      Rights
          Unexercised   Unexercised    Unexercised   Option     Option       That     Stock That    That        That
          Options (#)   Options (#)     Unearned    Exercise  Expiration   Have Not    Have Not   Have Not    Have Not
Name      Exercisable  Unexercisable   Options (#)   Price       Date      Vested(#)    Vested     Vested      Vested
----      -----------  -------------   -----------   -----       ----      ---------    ------     ------      ------
Helen
Siwak**          0          0              0          0           0           0           0          0           0

John
Moore            0          0              0          0           0           0           0          0           0

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation
------------    ----   ------     -----      ------      ------     ------       --------      ------
Helen Siwak**    2009       0        0           0          0          0             0             0
                 2010       0        0           0          0          0             0             0

John Moore       2009       0        0           0          0          0             0             0
                 2010       0        0           0          0          0             0             0


----------
** Helen Siwak held her offices/positions since May 18 2009 and resigned September 23, 2009.

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

Title of      Name and address of               Amount of            Percent of
Class          beneficial owner            beneficial ownership        class
-----          ----------------            --------------------        -----

Common         Artur Etezov*                   51,000,000              49.97%

Common         All directors and executive
               officers as a group             51,000,000              49.97%

----------
* Mr. Artur Etezov resigned his positions as officer and director of the Company on May 18, 2009.

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

2010:     $ 10,000
2009:     $ 10,000

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

2008:     $     0
2009:     $     0

All Other Fees:

2008:     $  0.00
2009:     $  0.00

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

The following exhibits are included with this filing:

3(i)     Articles of Incorporation*

3(ii)    Bylaws*

31.1     Rule 13a-14(a)/15d-14(a) Certification

31.2     Rule 13a-14(a)/15d-14(a) Certification

32.1     Section 1350 Certification

32.2     Section 1350 Certification

----------
*    Included in our SB-2 filing under Commission File Number 333-136134

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2012


By: /s/ John Moore
    ----------------------------------------------
    John Moore, Chief Executive Officer
    and acting Chief Financial Officer