Form 10-Q/A
period 2010-09-30
Sync2 Networks Corp
filed 2012-11-27
CIK 1437750

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

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                   September 30,            June 30,
                                                                       2010                   2010
                                                                   ------------           ------------
                                                                    Unaudited
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $         --           $         --
  Accounts receivable                                                    36,202                 36,202
                                                                   ------------           ------------
      Total current assets                                               36,202                 36,202

FIXED ASSETS (see Note 1)                                                    --                     --
                                                                   ------------           ------------

TOTAL ASSETS                                                       $     36,202           $     36,202
                                                                   ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                 $    294,806           $    294,806
  Due to related parties                                                779,071                779,071
                                                                   ------------           ------------
      Total current liabilities                                       1,093,877              1,093,877
                                                                   ------------           ------------
TOTAL LIABILITIES                                                     1,093,877              1,093,877
                                                                   ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (see Note 1)
    Authorized: 150,000,000 : par value $0.001 per share
    Issued: 103,046,175 as of Sept 30, 2010                             103,046                103,046
            103,046,175 as of June 30, 2010
  Additional paid-in capital                                            609,301                609,301
  Losses associated with disposition of the subsidiary                 (705,714)              (705,714)
  Deficit accumulated during exploration stage                       (1,064,308)            (1,044,308)
                                                                   ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,150,375)            (1,037,675)
                                                                   ------------           ------------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $     36,202           $     36,202
                                                                   ============           ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations
For the three months ended September 30, 2010 and 2009 and for the period from January 16, 2008 (date of inception) to September 30, 2010

                                                                                             Cumulative results
                                                                                             of operations from
                                                         Three months       Three months        the date of
                                                            ended              ended            inception to
                                                         September 30,      September 30,       September 30,
                                                             2010               2009                2010
                                                         ------------       ------------        ------------
Revenues                                                 $         --       $    115,843        $    556,774
                                                         ------------       ------------        ------------

Salaries and benefits                                              --            155,946             693,176
Rent                                                               --             34,111             199,621
Marketing                                                       5,000             16,890              51,451
Foreign exchange                                                   --              5,908              17.386
Amortization                                                       --             36,841             217,482
Transfer agent fees                                             4,000                 --              30,166
Administration fees                                                --                 --             182,083
Professional fees                                              11,000              2,000              78,360
Management fees                                                    --             13,673             189,997
Financial Consulting                                               --                 --              49,450
Travel/Meals and Lodging                                           --                869              10,448
General and Administration                                         --             24,214             139,048
                                                         ------------       ------------        ------------
     Total operating costs                                     20,000            300,870           1,858,668
                                                         ------------       ------------        ------------

Loss from operations before taxes                             (20,000)          (185,027)         (1,301,894)

Write-off of goodwill                                              --                 --             468,128

Income tax expense                                                 --                 --                  --
                                                         ------------       ------------        ------------

Net loss for the period                                  $    (20,000)      $   (185,027)       $ (1,770,022)
                                                         ============       ============        ============

Basic and diluted earnings (loss) per share              $      (0.00)      $      (0.00)

Weighted average number of common shares outstanding      103,046,175         85,850,000


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended September 30, 2010 and 2009 and for the period from January 16, 2008 (date of inception) to September 30, 2010

                                                                                                  Cumulative results
                                                                                                  of operations from
                                                       Three months           Three months           the date of
                                                          ended                  ended               inception to
                                                       September 30,          September 30,          September 30,
                                                           2010                   2009                   2010
                                                       ------------           ------------           ------------
OPERATING ACTIVITIES
  Net loss                                             $    (20,000)          $   (185,027)          $ (1,770,022)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                             --                 36,841                     --
                      - Foreign exchange                         --                (32,219)                    --
                      - Write-off goodwill                       --                     --                     --
     Increase (decrease) in deferred revenue                     --                 (7,684)                    --
     (Increase) in accounts receivable                           --                (85,218)               (36,202)
     (Increase) decrease in work in process                      --                 17,650                     --
     Increase (decrease) in accounts payable                     --                 98,427                294,806
     Increase (decrease) in Due to Related Parties           20,000                204,400                799,071
                                                       ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                            --                (47,170)              (712,347)
                                                       ------------           ------------           ------------
INVESTING ACTIVITIES
  Fixed assets                                                   --                (60,934)                    --
  Goodwill                                                       --                     --                     --
                                                       ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                            --                (60,934)                    --
                                                       ------------           ------------           ------------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                             --                     --                103,046
  Additional Paid in Capital                                     --                     --                609,301
                                                       ------------           ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        --                     --                712,347
                                                       ------------           ------------           ------------

EFFECT OF FOREIGN EXCHANGE ON CASH                               --                  6,404                     --
                                                       ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH                                  --                 (7,360)                    --

CASH, BEGINNING OF PERIOD                                        --                 17,702                     --
                                                       ------------           ------------           ------------

CASH, END OF PERIOD                                    $         --           $     10,342           $         --
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

On December 15, 2009 the directors and management shut-down the operations of Sync2 Agency Ltd because of recurring monthly operating losses , wrote-off the assets and goodwill and had creditors wrote-off approximately $275,000 in debts. The net loss was $529,475.

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

For the period from inception, January 16, 2008 through September 30, 2010 the Company has accumulated losses of $1,770,022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,770,022 as of September 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

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

6. INCOME TAXES

As of September 30, 2010 the Company had net operating loss carry forwards of approximately $1,770,022 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010

As at September 30, 2010 our current assets were $36,202 and our total current liabilities were $1,093,877 which resulted in a working capital deficit of $(1,064,308).

Stockholders' equity changed from $1,037,675 for the fiscal year ended June 30, 2010 to $1,150,375 for the three-month period ended September 30, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended September 30, 2010 net cash flows used in operating activities was $(20,000) consisting primarily of a net loss of $(20,000). Net cash flows used in operating activities was $47,170 for the comparative period to September 30, 2009 and consisting primarily of a net loss of $(185,027).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties or the issuance of equity and debt instruments. For the three-month period ended September 30, 2010 we generated cash by a loan from a shareholder. For the period from inception (January 16, 2008) to September 30, 2010 net cash provided by financing activities was $712,347 received from sale of common stock and loans from companies who are owned by a shareholder of the Company.

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

GOING CONCERN

The independent auditors' report accompanying our June 30, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

                                         SYNC2 NETWORKS CORP


Dated: November 23, 2012                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: November 23, 2012                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer