Form 10-K
period 2012-06-30
Sync2 Networks Corp
filed 2012-12-10
CIK 1437750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange
    Act of 1934

                    For the Fiscal Year Ended June 30, 2012

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

                                 1-778-707-3625
                           (Issuer's telephone number)

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

State issuer's revenues for its most recent fiscal year: $NIL

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 28, 2012 the issuer had 103,046,175 shares of common stock issued and outstanding.

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

Because we have a net loss from operations of $333,640 for the year ended June 30, 2012 and have accumulated losses of $2,874,604 from inception, we face a risk of insolvency.

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

We have a total of 150,000,000 authorized common shares with a par value of $0.001 per share. Of these, 103,046,175 common shares were issued and outstanding as of June 30, 2012.

We completed a form S-1 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 34,850,000 shares of our common stock on behalf of our selling shareholders.

BUSINESS DEVELOPMENT

We have sustained losses for the year ended June 30, 2010 of $333,640

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

RESEARCH AND DEVELOPMENT

During the last three fiscal years no time was spent on specialized research and development activities and has no plans are contemplated in the future .

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of June 30, 2012, we have no employees but have a liability for unpaid wages and severance pay allowance of approximately $50,000 which is reflected in the June 30, 2012 Financial Statements. Our officers and directors will handle our administrative duties.

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

ITEM 2. DESCRIPTION OF PROPERTY

Sync2 Network's principal place of business and corporate offices is located at 5836 South Pecos Road, Suite 112, Las Vegas, NV 89120 and our phone number is 778-707-3625.

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

As of October 28, 2012 we have 103,465.275 shares of $0.001 par value common stock issued and outstanding held by approximately 29 shareholders of record.

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

ITEM 7. PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated $520,572 in revenues since inception ($nil for the period from inception January 16, 2008 to June 30, 2008) and have incurred $2,136,106 in expenses since inception through June 30, 2012.

The following table provides selected financial data about our company for the year ended June 30, 2012.

Balance Sheet Data:                         June 30, 2012          June 30, 2010
-------------------                         -------------          -------------
Cash                                         $         0            $         0
Total assets                                 $         0            $         0
Total liabilities                            $ 1,120,982            $ 1,073,877
Shareholders' equity (deficit)               $(2,119,662)           $(1,750,022)

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit from operations of $ 2,119,662 as of June 30, 2012. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and by loans from investors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X

Sync2 Networks Corp
June 30, 2012

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
Balance Sheet
June 30, 2012
(Unaudited)

                                                                       2012                   2010
                                                                   ------------           ------------
CURRENT ASSETS
  Cash                                                             $         --           $         --
  Accounts receivable                                                        --                 36,202
  Work in process                                                            --                     --
                                                                   ------------           ------------
      TOTAL CURRENT ASSETS                                                   --                 36,202
                                                                   ------------           ------------
FIXED ASSETS
GOODWILL
                                                                   ------------           ------------

TOTAL ASSETS                                                       $         --           $     36,202
                                                                   ============           ============

CURRENT LIABILITES
  Accounts payable                                                 $    516,245           $    294,806
  Due to related parties                                                604,737                779,071
                                                                   ------------           ------------
      TOTAL CURRENT LIABILITIES                                         112,098              1,073,877
                                                                   ------------           ------------

      TOTAL LIABILITIES                                                 112,098              1,073,877
                                                                   ------------           ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
    Authorized: 150,000,000: par value $0.001 per share
                103,046,175 as of June 30, 2012 and
                85,850,000 as of June 30, 2009
    Issued:                                                             103,046                103,046
  Additional paid-in capital (deficiency)                               609,301                609,301
  Deficit accumulated during exploration stage                       (1,833,329)            (1,786,224)
                                                                   ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (1,120,982)            (1,073,877)
                                                                   ------------           ------------

      TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $         --           $     36,202
                                                                   ============           ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Operations for the Year Ended June 30, 2010 and
Period Ended June 30, 2009 and for the period from January 16, 2008 (date of inception) to June 30, 2012
(Unaudited)


                                                                                     Cumulative
                                                                                     Results of
                                                                                   Operations From
                                                                                     the Date of
                                                                                    Inception to
                                                              Year ended              June 30,
                                                                 2010                   2012
                                                             ------------           ------------
REVENUES                                                     $    354,191           $    556,774
                                                             ------------           ------------

Salaries and benefits                                             523,494                693,176
Rent                                                              142,851                199,621
Marketing                                                          31,831                 46,451
Foreign exchange                                                   11,478                 17,386
Amortization                                                      161,184                217,482
Transfer agent fees                                                24,358                 26,166
Professional fees                                                  52,180                 67,360
Management fees                                                   133,822                189,997
Administrative Fees                                               182,083                182,083
Financial consulting                                               33,572                 49,450
Travel/Meals and Lodging                                            5,806                 10,448
General and Administration                                         86,923                139,048
                                                             ------------           ------------
TOTAL OPERATING COSTS                                           1,389,582              1,838,668
                                                             ------------           ------------
Loss from operations before taxes                              (1,035,391)            (1,281,894)
Net loss from the write-off of assets and
 liabilities of the subsidiary                                   (468,128)              (468,128)
                                                             ------------           ------------

NET LOSS FOR THE YEAR                                          (1,503,519)            (1,750,022)
                                                             ============           ============

Basic and diluted earnings (loss) per share                  $      (0.00)
Weighted average number of common shares outstanding          103,046,175


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to June 30, 2012
(Unaudited)

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
                                   ===========      ==========      ==========        ===========       ====      ===========


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Year Ended June 30, 2010 and for the Year Ended June 30, 2009 and for the period from January 16, 2008 (date of inception) to June 30, 2012
(Unaudited)

                                                                                     Cumulative
                                                                                     Results of
                                                                                     Operations
                                                                                    From the Date
                                                               Year Ended          of Inception to
                                                                June 30,               June 30,
                                                                  2010                   2012
                                                              ------------           ------------
OPERATING ACTIVITIES
  Net loss
  Adjustments to reconcile net loss to net cash
   used in operating activities:                              $ (1,503,519)          $ (1,750,022)
     Non cash expense - Amortization
                      - Foreign exchange
     Increase in deferred revenue                                   (7,684)
     Increase in accounts receivable                                14,912                (36,202)
     Increase in work in process                                    17,650
     Increase (decrease) in accounts payable                       135,178                294,806
     Increase in due to related parties                             15,716                779,071
                                                              ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES                (1,327,747)              (712,347)
                                                              ------------           ------------

INVESTING ACTIVITIES
  Fixed assets                                                     129,492                     --
  Goodwill                                                         492,706                     --
                                                              ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES                   622,198                     --
                                                              ------------           ------------

FINANCING ACTIVITIES
  Common stick issued for debt settlement                          670,651                609,301
  Proceeds from sale of common stock                                17,196                103,046
                                                              ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES               687,847                712,347
                                                              ------------           ------------

EFFECT OF FOREIGN EXCHANGE ON CASH                                      --                 (4,104)
NET INCREASE (DECREASE) IN CASH                                    (17,702)                    --
CASH, BEGINNING OF PERIOD                                           17,702                     --
                                                              ------------           ------------

CASH, END OF PERIOD                                           $         --           $         --
                                                              ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION AND
 NONCASH FINANCING ACTIVITIES:
   Interest paid                                              $         --           $         --
   Income taxes  paid                                         $         --           $         --
   Common stock issued for services                           $         --           $         --


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(Unaudited)


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

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation reflects the basic loss per share calculated as follows:

                                                  2012                2010
                                              -------------      -------------

Numerator: Net loss                           $    (333,640)     $  (1,503,519)
                                              -------------      -------------
Denominator: Weighted average number
             of shares issued                   103,046,175        103,046,175

Earnings (loss) per share                     $       (0.00)     $       (0.00)
                                              -------------      -------------

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

NOTE 3 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. For the year ended June 30, 2012 the provision for income taxes was $0.00.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the year ended June 30, 2012 and has no revenue stream to support itself. This raises doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - FIXED ASSETS

2010/2012                                             Accumulated
                                          Cost        Amortization       Net
                                          ----        ------------       ---
Computer equipment                        $  --          $  --          $  --
Leasehold improvements                       --             --             --
                                          -----          -----          -----
                                          $  --          $  --          $  --

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

NOTE 7 - DUE TO RELATED PARTIES

The Company owes $604,737 to a company with a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X

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

As of June 30, 2012, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, during the year ended June 30, 2012, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls which management considers to be material weaknesses.

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

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

John Moore has over 30 of experience in finance, business management financial analysis, strategic planning and a strong understanding of computer applications and managing public companies. He has had extensive experience as a CEO, CFO, Controller of both private and public companies both in USA and Canada. He was instrumental in raising $18 million of equity and debt financing. John Moore was the founder and president of Flameret Inc which now is an OTC listed company. He was the CFO/Director of Image Power another OTC listed company. He has been the CFO/Director of Real American Show Down/USA Karaoke Championship. John has also been in numerous start-up companies that required financing one of interest was Rim-Bra Brake System that needed funding to build a manufacturing plant in Port Alberni He has owned his own consulting company since 1983 to provide a broad range of services.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X, therefore no fees or services were provided.

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

December 6, 2012


By: /s/ John Moore
    --------------------------------------
    John Moore, Chief Executive Officer
    and acting Chief Financial Officer