Form 10-Q/A
period 2010-12-31
Sync2 Networks Corp
filed 2012-12-13
CIK 1437750

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

       Class                                  Outstanding as of February 7, 2011
       -----                                  ----------------------------------
Common Stock, $0.001                                     103,046,175

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

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                         December 31,             June 30,
                                                                             2010                   2010
                                                                         ------------           ------------
                                                                          (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $         --           $         --
  Accounts receivable                                                              --                 36,202
                                                                         ------------           ------------
      TOTAL CURRENT ASSETS                                                         --                 36,202
                                                                         ------------           ------------
FIXED ASSETS (see Note 1)                                                          --                     --
                                                                         ------------           ------------

      TOTAL ASSETS                                                       $         --           $     36,202
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $    340,103           $    294,806
  Due to related parties                                                      839,071                799,071
                                                                         ------------           ------------
      TOTAL CURRENT LIABILITIES                                             1,179,174              1,093,877
                                                                         ------------           ------------
      TOTAL LIABILITIES                                                     1,179,174              1,093,877
                                                                         ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (see Note 1)
    Authorized: 150,000,000: par value $0.001 per share
    Issued: 103,046,175 as of December 31, 2010                               103,046                103,046
            103,046,175 as of June 30, 2010
  Additional paid-in capital                                                  609,301                609,301
  Other Comprehensive                                                        (705,714)              (705,714)
  Deficit accumulated during exploration stage                             (1,185,807)            (1,064,308)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,179,174)            (1,057,675)
                                                                         ------------           ------------

      TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $         --           $     36,202
                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations for the six months ended December 31, 2009 and 2010 and for the period from January 16, 2008 (date of inception) to December 31, 2010

                                                                                                             Cumulative results
                                                                                                             of operations from
                                       Six Months        Six Months       Three Months      Three Months        the date of
                                         ended             ended             ended              ended           inception to
                                      December 31,      December 31,      December 31,       December 31,       December 31,
                                          2010              2009              2010               2009               2010
                                      ------------      ------------      ------------       ------------       ------------
REVENUES                              $         --      $    151,608      $         --       $     35,765       $    556,774
                                      ------------      ------------      ------------       ------------       ------------

Salaries and benefits                           --           353,812             5,000            197,866            693,176
Rent                                            --            86,081                --             51,970            199,621
Marketing                                   10,008            17,211                --                321             56,451
Foreign Exchange                                --             5,570                --               (338)            17,386
Amortization                                    --            65,618                --             28,777            217,482
Transfer agent and filing fees              25,499                --            21,749                 --             51,915
Administration fees                             --           100,000                --            100,000            182,083
Professional fees                           58,500            37,000            47,500             35,000            125,860
Management fees                                 --            77,647                --             63,974            189,997
Financial Consulting                            --            17,694                --              7,276             49,450
Travel/Meals and lodging                        --             1,164                --                295             10,448
Bad debts                                   36,202                --            36,202                 --             36,202
General and administration                  11,048            34,798            11,048             10,584            150,096
                                      ------------      ------------      ------------       ------------       ------------
TOTAL OPERATING COSTS                     (141,499)          796,933           121,499            495,725          1,980,167
                                      ------------      ------------      ------------       ------------       ------------
Loss from operations before taxes         (141,499)         (645,325)         (121,499)          (459,960)        (1,423,393)
Write-off of goodwill (see Note 1)              --          (468,128)               --           (468,128)          (468,128)
Income Tax expense                              --                --                --                 --                 --
                                      ------------      ------------      ------------       ------------       ------------

Net loss for the period               $   (141,499)     $ (1,113,115)     $   (121,499)      $   (928,088)      $ (1,891,521)
                                      ============      ============      ============       ============       ============
Basic and diluted earnings (loss)
 per share                            $      (0.00)     $      (0.00)     $      (0.00)      $      (0.01)      $      (0.00)
                                      ============      ============      ============       ============       ============
Weighted average number of common
 shares outstanding                    103,046,175        85,850,000       103,046,175         85,850,000        103,046,175
                                      ============      ============      ============       ============       ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows for the Six Months Ended December 31, 2010 and 2009 and for the period from January 16, 2008 (date of inception) to December 31, 2010

                                                                                                        Cumulative results
                                                                                                        of operations from
                                                               Six months             Six months            the date of
                                                                 ended                  ended               inception to
                                                              December 31,           December 31,           December 31,
                                                                  2010                   2009                   2010
                                                              ------------           ------------           ------------
OPERATING ACTIVITIES
  Net loss                                                    $   (141,499)          $ (1,113,115)          $ (1,891,521)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                                    --                 65,618                     --
                      - Foreign exchange                                --                  5,570                     --
                      - Write-off subsidiary                            --                459,706                     --
     Increase (decrease) in deferred revenue                            --                 (7,684)                    --
     (Increase) in accounts receivable                              36,202                (76,759)                    --
     (Increase) decrease in work in process                             --                 17,650                     --
     Increase (decrease) in accounts payable                        45,297                470,152                340,103
     Increase (decrease) in Due to Related Parties                  60,000                281,300                839,071
                                                              ------------           ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES                        --               (102,438)              (712,347)
                                                              ------------           ------------           ------------
INVESTING ACTIVITIES
  Fixed assets                                                          --                (40,589)                    --
  Goodwill                                                              --                     --                     --
                                                              ------------           ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES                        --                (40,589)                    --
                                                              ------------           ------------           ------------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                                    --                     --                103,046
  Additional Paid in Capital                                            --                     --                609,301
                                                              ------------           ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                    --                     --                712,347
                                                              ------------           ------------           ------------
EFFECT OF FOREIGN EXCHANGE ON CASH                                      --                (66,336)                    --
                                                              ------------           ------------           ------------
NET INCREASE (DECREASE) IN CASH                                         --                 (4,487)                    --
CASH, BEGINNING OF PERIOD                                               --                 17,702                     --
                                                              ------------           ------------           ------------

CASH, END OF PERIOD                                           $         --           $     13,215           $         --
                                                              ============           ============           ============
Supplemental cash flow information and noncash
 financing activities:
   Interest paid                                              $         --           $         --           $         --
   Income taxes  paid                                         $         --           $         --           $         --
   Common stock issued for services                           $         --           $         --           $         --


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

On December 15, 2009 the directors and management shut-down the operations of Sync2 Agency Ltd.

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

For the period from inception, January 16, 2008 through December 31, 2010 the Company has accumulated losses of $1,891,521.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and 99 and are presented in US dollars.

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,891,521 as of December 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010


6. INCOME TAXES

As of December 31, 2010 the Company had net operating loss carry forwards of approximately $1,891,521 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

SIX MONTH PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2009

Our net loss during the six-month period ended December 31, 2010 was ($121,499) or ($0.00) per share compared to a net loss of ($1,113,115) or ($0.00)per share during the comparative period to December 31, 2009. The weighted average number of shares outstanding was 103,046,046, for December 31, 2010 and 85,850,000 for December 31, 2009.

During the six-month period ended December 31, 2010 we incurred general and administrative expenses of approximately $11,048 compared to $34,798 incurred during the comparative period to December 31, 2009. General and administrative expenses incurred during the six-month periods were generally related to corporate overhead and financial and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED DECEMBER 31, 2010

As at December 31, 2010 our current assets were $0 and our total current liabilities were $1,179,174 which resulted in a working capital deficit of $(1,185,807) compared to a working deficit of $(1,533,347) at December 31, 2009.

Stockholders' equity decreased from $ (708,618) for fiscal year ended June 30, 2010 to $(1,185,807) for the six-month period ended December 31, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended December 31, 2010 net cash flows used in operating activities was $(0) consisting primarily of a net loss of $(121,499). Net cash flows used in operating activities was $(102,438) for the comparative period to December 31, 2009 and consisting primarily of a net loss of $(1,113,115).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties or the issuance of equity and debt instruments. For the period from inception (January 16, 2008) to December 31, 2010 net cash provided by financing activities was $712,347 received from sale of common stock and loans from companies who are related to a shareholder of the Company.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No report required

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

32.2     Certifications pursuant to Sarbanes-Oxley Act of 2002 18 U.S.C. Section
         1350

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behal by the undersigned, thereunto duly authorized.

                                         SYNC2 NETWORKS CORP


Dated: December 13, 2012                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: December 13, 2012                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer