Form 10-Q
period 2012-09-30
Sync2 Networks Corp
filed 2012-12-18
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

       Class                                 Outstanding as of December 17, 2012
       -----                                 -----------------------------------
Common Stock, $0.001                                     103,046,175

                         PART I - FINANCIAL INFORMATION

The accompanying interim unaudited financial statements Sync2 Networks Corp. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2012 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on December 10, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2013.

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                         September 30,            June 30,
                                                                             2012                   2012
                                                                         ------------           ------------
                                                                          Unaudited
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $         --           $         --
  Accounts receivable                                                              --                     --
                                                                         ------------           ------------
      TOTAL CURRENT ASSETS                                                         --                     --
                                                                         ------------           ------------
FIXED ASSETS (see Note 1)                                                          --                     --
                                                                         ------------           ------------

      TOTAL ASSETS                                                       $         --           $         --
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $    516,245           $    516,245
  Due to related parties                                                      604,737                604,737
                                                                         ------------           ------------
      TOTAL CURRENT LIABILITIES                                             1,120,982              1,120,982
                                                                         ------------           ------------
      TOTAL LIABILITIES                                                     1,120,982              1,120,982
                                                                         ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (see Note 1)
    Authorized: 150,000,000: par value $0.001 per share
    Issued: 103,046,175 as of Sept 30, 2012                                   103,046                103,046
            103,046,175 as of June 30, 2012
  Additional paid-in capital                                                  609,301                609,301
  Losses associated with disposition of the subsidiary                       (705,714)              (705,714)
  Deficit accumulated during exploration stage                             (1,833,329)            (1,833,329)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,120,982)            (1,120,982)
                                                                         ------------           ------------

      TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $         --           $         --
                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations for the three months ended September 30, 2012 and 2011 and for the period from January 16, 2008 (date of inception) to September 30, 2012

                                                                                     Cumulative results
                                                                                     of operations from
                                           Three months          Three months            the date of
                                              ended                 ended               inception to
                                           September 30,         September 30,          September 30,
                                               2012                  2011                   2012
                                           ------------          ------------           ------------
REVENUES                                   $         --          $         --           $    556,774
                                           ------------          ------------           ------------

Salaries and benefits                                --                    --                693,176
Rent                                                 --                    --                199,621
Marketing                                            --                15,000                157,451
Foreign exchange                                     --                    --                 17,386
Amortization                                         --                    --                217,482
Transfer agent fees                                  --                    --                 74,776
Administration fees                                  --                    --                182,083
Professional fees                                    --                30,000                283,860
Management fees                                      --                    --                189,997
Financial Consulting                                                       --                 49,450
Travel/Meals and Lodging                             --                    --                 10,448
Bad Debts                                            --                    --                 36,202
General and Administration                           --                    --                209,195
                                           ------------          ------------           ------------
TOTAL OPERATING COSTS                                --                45,000              2,321,127
                                           ------------          ------------           ------------
Loss from operations before taxes                    --               (45,000)            (1,764,353)
Write-off of goodwill                                --                    --                468,128
Income tax expense                                   --                    --                     --
                                           ------------          ------------           ------------

NET LOSS FOR THE PERIOD                    $         --          $    (45,000)          $ (2,232,481)
                                           ============          ============           ============
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE                          $      (0.00)         $      (0.00)
                                           ============          ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         103,046,175           103,046,175
                                           ============          ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows for the Three Months Ended September 30, 2012 and 2011 and for the period from January 16, 2008 (date of inception) to September 30, 2012

                                                                                             Cumulative results
                                                                                             of operations from
                                                         Three months       Three months        the date of
                                                            ended              ended            inception to
                                                         September 30,      September 30,       September 30,
                                                             2012               2011                2012
                                                         ------------       ------------        ------------
OPERATING ACTIVITIES
  Net loss                                               $         --       $    (45,000)       $ (2,232,481)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                               --                 --                  --
                      - Foreign exchange                           --                 --                  --
                      - Write-off goodwill                         --                 --                  --
     Increase (decrease) in deferred revenue                       --                 --                  --
     (Increase) in accounts receivable                             --                 --                  --
     (Increase) decrease in work in process                        --                 --                  --
     Increase (decrease) in accounts payable                       --             20,000             490,063
     Increase (decrease) in Due to Related Parties                 --             25,000           1,030,071
                                                         ------------       ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES                              --            (45,000)           (712,347)
                                                         ------------       ------------        ------------
INVESTING ACTIVITIES
  Fixed assets                                                     --                 --                  --
  Goodwill                                                         --                 --                  --
                                                         ------------       ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                              --                 --                  --
                                                         ------------       ------------        ------------
FINANCING ACTIVITIES

  Proceeds from sale of common stock                               --                 --             103,046
  Additional Paid in Capital                                       --                 --             609,301
                                                         ------------       ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          --                 --             712,347
                                                         ------------       ------------        ------------

EFFECT OF FOREIGN EXCHANGE ON CASH                                 --                 --                  --
                                                         ------------       ------------        ------------

NET INCREASE (DECREASE) IN CASH                                    --                 --                  --

CASH, BEGINNING OF PERIOD                                          --                 --                  --
                                                         ------------       ------------        ------------

CASH, END OF PERIOD                                      $         --       $         --        $         --
                                                         ============       ============        ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012
(Unaudited)


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

For the period from inception, January 16, 2008 through September 30, 2012 the Company has accumulated losses of $2,212,481.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,212,481 as of September 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012
(Unaudited)


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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012
(Unaudited)


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

j) Fiscal Periods The Company's fiscal year end is June 30.

k) Recent Accounting Pronouncements There are no recent accounting pronouncements known to the Company which, if applied, would affect the disclosure in these financial statements. Please also refer to the Company's year end June 30, 2012 notes to financial statements.

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012
(Unaudited)


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

Sync2 Networks Corp
 (A Development Stage Company)
Notes to the Financial Statements
September 30, 2012
(Unaudited)


5. COMMON STOCK (CONTINUED)

During the period January 16, 2008 (inception) to June 30, 2012, the Company sold a total of 5,050,000 shares of common stock for total cash proceeds of $24,500 and issued 17,196,175 shares of common stock for the retirement of debt of $687,817.

6. INCOME TAXES

As of September 30, 2012 the Company had net operating loss carry forwards of approximately $2,212,481 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011

Our net loss during the three-month period ended September 30, 2012 was ($0) or ($0.00) per share compared to a net loss of ($45,000) or ($0.00)per share during the comparative period to September 30, 2011. The weighted average number of shares outstanding was 103,046,046, for September 30 2012 and 103,046,046 for September 30, 2011.

During the three-month period ended September 30, 2012 we incurred general and administrative expenses of approximately $0.00 compared to $0 incurred during the comparative period to September 30, 2011. General and administrative expenses incurred during the three-month periods were generally related to corporate overhead and financial and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2012

As at September 30, 2012 our current assets were $0 and our total current liabilities were $1,120,982 which resulted in a working capital deficit of $(1,120,982).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended September 30, 2012 net cash flows used in operating activities was $(0) consisting primarily of a net loss of $(0). Net cash flows used in operating activities was $45,000 for the comparative period to September 30, 2011 and consisting primarily of a net loss of $(45,000).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties or the issuance of equity and debt instruments. For the three-month period ended September 30, 2012 we generated no cash. For the period from inception (January 16, 2008) to September 30, 2012 net cash provided by financing activities was $712,347 received from sale of common stock and loans from companies who are owned by a shareholder of the Company.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                         SYNC2 NETWORKS CORP


Dated: December 17, 2012                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: December 17, 2012                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer