Form 10-Q/A
period 2010-12-31
Sync2 Networks Corp
filed 2013-01-02
CIK 1437750

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

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                         December 31,           September 30,
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

                                                                                                   Cumulative
                                                                                                   results of
                                                                                                 operations from
                                                      Six months             Six months            the date of
                                                         ended                  ended             inception to
                                                      December 31,           December 31,          December 31,
                                                         2010                   2009                  2010
                                                     ------------           ------------           ------------
OPERATING ACTIVITIES
  Net loss                                           $   (141,499)          $ (1,113,115)          $ (1,891,521)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                           --                 65,618                     --
                      - Foreign exchange                       --                  5,570                     --
                      - Write-off subsidiary                   --                459,706                     --
     Increase (decrease) in deferred revenue                   --                 (7,684)                    --
     (Increase) in accounts receivable                     36,202                (76,759)                    --
     (Increase) decrease in work in process                    --                 17,650                     --
     Increase (decrease) in accounts payable               45,297                470,152                340,103
     Increase (decrease) in Due to Related Parties         60,000                281,300                839,071
                                                     ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                    (102,438)              (712,347)
                                                     ------------           ------------           ------------
INVESTING ACTIVITIES
  Fixed assets                                                 --                (40,589)                    --
  Goodwill                                                     --                     --                     --
                                                     ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                          --                (40,589)                    --
                                                     ------------           ------------           ------------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                           --                     --                103,046
  Additional Paid in Capital                                   --                     --                609,301
                                                     ------------           ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      --                     --                712,347
                                                     ------------           ------------           ------------

EFFECT OF FOREIGN EXCHANGE ON CASH                             --                (66,336)                    --
                                                     ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH                                --                 (4,487)                    --

CASH, BEGINNING OF PERIOD                                      --                 17,702                     --
                                                     ------------           ------------           ------------

CASH, END OF PERIOD                                  $         --           $     13,215           $         --
                                                     ============           ============           ============
Supplemental cash flow information and
noncash financing activities:
  Interest paid                                      $         --           $         --           $         --
  Income taxes  paid                                 $         --           $         --           $         --
  Common stock issued for services                   $         --           $         --           $         --


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

                                         SYNC2 NETWORKS CORP


Dated: December 28, 2012                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: December 28, 2012                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer