Form 10-Q/A
period 2011-03-31
Sync2 Networks Corp
filed 2013-01-02
CIK 1437750

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

      Class                                       Outstanding as of May 11, 2011
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

                               Sync2 Networks Corp
                          (A Development Stage Company)
                                 Balance Sheets

                                                                           March 31,              June 30,
                                                                             2011                   2010
                                                                         ------------           ------------
                                                                          (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $         --           $         --
  Accounts receivable                                                              --                 36,500
                                                                         ------------           ------------
      Total current assets                                                         --                 36,500

FIXED ASSETS (see Note 1)                                                          --                     --
                                                                         ------------           ------------

TOTAL ASSETS                                                             $         --           $     36,500
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $    424,810           $    223,139
  Due to related parties                                                      975,071                521,979
                                                                         ------------           ------------
      Total current liabilities                                             1,399,881                745,118
                                                                         ------------           ------------
TOTAL LIABILITIES                                                           1,399,881                745,118
                                                                         ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (see Note 1)
  Authorized: 150,000,000: par value $0.001 per share
  Issued: 103,046,175 as of March 31,2011                                     103,046                103,046
          103,046,175 as of June 30,2010
  Additional paid-in capital                                                  609,301                609,301
  Other Comprehensive                                                        (705,714)              (529,475)
  Accumulated Deficit                                                      (1,406,514)              (891,490)
                                                                         ------------           ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (1,399,881)              (708,618)
                                                                         ------------           ------------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $         --           $     36,500
                                                                         ============           ============

The accompanying notes are an integral part of these financial statements

                              Sync2 Networks Corp
                         (A Development Stage Company)
       Statements of Operations for the Nine Months Ended March 31, 2011
     and 2010 and for the period from January 16, 2008 (date of inception)
                                to March 31,2011

                                                                                                             Cumulative
                                                                                                             results of
                                                                                                          operations from
                                     Three  months     Three months      Nine months       Nine months      the date of
                                        ended             ended            ended             ended          inception to
                                       March 31,         March 31,        March 31,         March 31,         March 31,
                                         2011              2010             2011              2010              2011
                                     ------------      ------------     ------------      ------------      ------------
Revenues                             $         --      $         --     $         --      $     35,765      $    556,774
                                     ------------      ------------     ------------      ------------      ------------

Salaries and benefits                          --                --               --           197,866           693,176
Rent                                           --                --               --            51,970           199,621
Marketing                                  86,000                --           96,000               321           142,451
Foreign exchange                               --                --               --              (338)           17,386
Amortization                                   --            39,268               --            28,777           217,482
Transfer agent fees                        22,361                --           48,110                --            74,276
Professional fees                              --                --          137,000            35,000           204,360
Management fees                            78,500                --               --            63,974           189,997
Administration fees                            --            82,083               --           100,000           204,360
Financial consulting                           --                --               --             7,276            49,450
Travel/Meals and Lodging                       --                --               --               295            10,448
Bad Debts                                      --                --           36,202                --            36,202
General and Administration                 33,846                --           44,894            10,584           183,942
                                     ------------      ------------     ------------      ------------      ------------
      Total operating costs               220,707           121,351          362,206           495,725         2,200,874
                                     ------------      ------------     ------------      ------------      ------------
Loss from operations
 before taxes and other                  (220,707)         (121,351)        (362,206)         (459,960)       (1,644,100)

Write off of goodwill                          --                --               --          (468,128)         (468,128)
                                     ------------      ------------     ------------      ------------      ------------

Net loss for the period                  (220,707)         (121,351)        (362,206)         (928,088)       (2,112,228)
Income tax expense                             --                --               --                --                --
                                     ------------      ------------     ------------      ------------      ------------

Net loss for the period              $   (220,707)     $   (121,351)    $   (362,206)     $   (928,088)     $ (2,112,228)
                                     ============      ============     ============      ============      ============
Basic and diluted earnings (loss)
 per share                           $      (0.00)     $      (0.00)    $      (0.01)     $      (0.01)     $      (0.01)
Weighted average number of common
 shares outstanding                    85,850,000        85,850,000       85,850,000        85,850,000        85,850,000


    The accompanying notes are an integral part of these financial statements

                               Sync2 Networks Corp
                          (A Development Stage Company)
       Statements of Cash Flows for the Nine Months Ended March 31, 2011
     and 2010 and for the period from January 16, 2008 (date of inception)
                               to March 31, 2011

                                                                                                      Cumulative
                                                                                                      results of
                                                                                                   operations from
                                                        Nine months            Nine months           the date of
                                                          ended                  ended               inception to
                                                         March 31,              March 31,              March 31,
                                                           2011                   2010                   2011
                                                       ------------           ------------           ------------
OPERATING ACTIVITIES
  Net loss                                             $ (1,234,466)          $   (362,206)          $ (2,112,228)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                        104,886                     --                     --
                      - Foreign exchange                      5,570                     --                     --
                      - Write-off subsidiary                459,706                     --                     --
     Increase (decrease) in deferred revenue                 (7,684)                    --                     --
     (Increase) in accounts receivable                       16,847                 36,202                     --
     (Increase) decrease in work in process                  17,650                     --                     --
     (Increase) decrease in accounts payable                406,541                130,004                428,810
     Increase (decrease) in due to related parties          333,507                196,000                975,071
                                                       ------------           ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                      (102,557)                    --               (712,347)
                                                       ------------           ------------           ------------
INVESTING ACTIVITIES
  Fixed assets                                              (40,589)                    --                     --
  Goodwill                                                       --                     --                     --
                                                       ------------           ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                       (40,589)                    --                     --
                                                       ------------           ------------           ------------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                             --                     --                103,046
  Increase in due to related parties                             --                     --                609,301
                                                       ------------           ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        --                     --                712,347
                                                       ------------           ------------           ------------

EFFECT OF FOREIGN EXCHANGE ON CASH                          (66,336)                    --                     --
                                                       ------------           ------------           ------------

NET INCREASE (DECREASE) IN CASH                              (4,368)                    --                     --

CASH, BEGINNING OF PERIOD                                    17,702                     --                     --
                                                       ------------           ------------           ------------

CASH, END OF PERIOD                                    $     13,334           $         --           $         --
                                                       ============           ============           ============
Supplemental cash flow information and
noncash financing activities:
  Interest paid                                        $         --           $         --           $         --
  Income taxes  paid                                   $         --           $         --           $         --
  Common stock issued for services                     $         --           $         --           $         --


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

On December 15, 2009 the directors and management shut-down the operations of Sync2 Agency Ltd because of recurring monthly operating losses ,wrote-off the assets and goodwill and creditors wrote-off approximately $275,000 in debts.

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

For the period from inception, January 16, 2008 through March 31, 2011 the Company has accumulated losses of $2,112,228.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and 99 and are presented in US dollars.

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,112,228 as of March 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

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

During the period January 16(inception) to March 31, 2011, the Company sold a total of 5,050,000 shares of common stock for a total cash proceeds of $24,500 and issued 17,196,175 shares of common stock for the retirement of debt of $687,817.

                               Sync2 Networks Corp
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2011
                                   (Unaudited)


6. INCOME TAXES

As of March 31, 2011 the Company had net operating loss carry forwards of approximately $2,112,228 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTONS

The Company owes $975,071 to companies related to a shareholder who is also a shareholder of the Company. The loans are unsecured, do not bear interest and has no fixed terms of repayment.

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

NINE MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 2010

Our net loss during the nine-month period ended March 31, 2011 was ($362,206) or ($0.00) per share compared to a net loss of ($1,234,466) or ($0.00) per share during the comparative period to March 31, 2010. The weighted average number of shares outstanding was 103,046,175, for March 31, 2011 and 85,850,000 for March 31, 2010.

During the nine-month period ended March 31, 2011 we incurred general and administrative expenses of approximately $33,846 compared to $11,048 incurred during the comparative period to March 31, 2010. General and administrative expenses incurred during the nine-month periods were generally related to corporate overhead and financial and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED MARCH 31, 2011

As at March 31, 2011 our current assets were $0.00 and our total current liabilities were $1,399,881 which resulted in a working capital deficit of $( 1,406,514) compared to a working deficit of $(1,275,598) at March 31, 2010.

Stockholders' equity decreased from $ (708,618) for fiscal year ended June 30, 2010 to $(1,399,881) for the nine-month period ended March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended March 31, 2011 net cash flows used in operating activities was $(0) consisting primarily of a net loss of $(362,206). Net cash flows used in operating activities was $102,557 for the comparative period to March 31, 2010 and consisting primarily of a net loss of $(1,234,466).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties or the issuance of equity and debt instruments.. For the period from inception (January 16, 2008) to March 31, 2011 net cash provided by financing activities was $712,347 received from sale of common stock and loans from companies who are related to a shareholder of the Company.

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