Form 10-K/A
period 2011-06-30
Sync2 Networks Corp
filed 2013-01-22
CIK 1437750

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $0.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2011 the issuer had 103,046,175 shares of common stock issued and outstanding.

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

BUSINESS DEVELOPMENT

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

Prior to the Company's purchase of assets for the assumption of debts of Cdn $767,333 it had limited operations in this area and has since abandoned its original business endeavors.

More recently the Sync2 Group has expanded its on-line business consulting activities, by entering into a strategic alliance with prominent systems and infrastructure providers developing specialized industry-specific software applications.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No change since previous filing.

The Company has filed with the SEC an S-1 registration statement July 25, 2008 and quarterly reports (form 10Q) for September and December 2008 . March, September December 2009,March, September, December 2010. March 2011.The Company has file the annual report (form 10K) for June 2008, June 2009 and June 2010..

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "SYNW".

As of June 30, 2011 we have 103,465.275 shares of $0.001 par value common stock issued and outstanding held by approximately 29 shareholders of record.

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

ITEM 7. PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated $556,774 in revenues since inception ($nil for the period from inception January 16, 2008 to June 30, 2008) and have incurred $2,137,481 in expenses since inception through June 30, 2011.

The following table provides selected financial data about our company for the year ended June 30, 2010 and June 30, 2011

Balance Sheet Data:                         June 30, 2010          June 30, 2011
-------------------                         -------------          -------------

Cash                                         $         0            $         0
Total assets                                 $    36,202            $         0
Total liabilities                            $ 1,073,877            $ 1,425,134
Shareholders' equity (deficit)               $(1,037,675)           $(1,425,134)

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

     - On April 15, 2008 the Company issued 51,000,000 shares of common stock for cash of $3,000 and

     - On April 24, 2008 the Company issued 22,100,000 shares of common stock for cash of $6,800 and

     - On May 28, 2008 the Company issued 12,750,000 shares of common stock for cash of $15,000

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit from operations of $1,669,353 as of June 30, 2011. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and by loans from investors.

ITEM 8. FINANCIAL STATEMENTS.

Sync2 Networks Corp
June 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sync2 Networks Corp.


I have audited the accompanying balance sheets of Sync2 Networks Corp. (A Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2011 and 2010 and for the period from January 16, 2008 (inception), to June 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sync2 Networks Corp., (A Development Stage Company) as of June 30, 2011 and 2010, and the results of its operations and cash flows for the years ended June 30, 2011 and 2010 and the period from January 16, 2008 (inception), to June 30, 2011 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
--------------------------------------
George Stewart
Seattle, Washington
January 11, 2013

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
Balance Sheets
As at June 30, 2011 and June 30, 2010

                                                                     June 30, 2011         June 30, 2010
                                                                     -------------         -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $         0           $         0
  Accounts Receivable                                                           0                36,202

FIXED ASSETS                                                                    0                     0
                                                                      -----------           -----------

TOTAL ASSETS                                                          $         0           $    36,202
                                                                      ===========           ===========


                  LIABILITES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts Payable                                                    $   450,063           $   294,806
  Due to Related Parties                                                  975,071               779,071
                                                                      -----------           -----------
                                                                        1,425,134             1,073,877

STOCKHOLDERS' EQUITY (DEFICIT) COMMON STOCK
  Authorized: 150,000,000
  Issued: 103,046,175 as of June 30,2011 and June 30, 2010
  Common Shares                                                           103,046               103,046
  Additional Paid-In Capital                                              609,301               609,301
  Other Comprehensive                                                    (705,714)             (705,714)
  Accumulated Deficit                                                  (1,431,767)           (1,044,308)
                                                                      -----------           -----------
                                                                        1,435,134             1,037,877
                                                                      -----------           -----------

TOTAL LIABILITIES/DEFICIT                                             $         0           $    36,202
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

                                                                                              Cumulative results
                                                                                                of operations
                                                                                                from the date
                                                                                               of inception to
                                                          Year ended         Year ended           June 30,
                                                             2011               2010                2011
                                                         ------------       ------------        ------------
Revenues                                                 $          0       $    354,191        $    556,774
                                                         ------------       ------------        ------------

Salaries and benefits                                               0            523,494             693,176
Rent                                                                0            142,851             199,621
Marketing                                                      96,000             31,831             142,451
Foreign exchange                                                    0             11,478              17,386
Amortization                                                        0            161,184             217,482
Transfer agent                                                 48,110             24,358              74,276
Professional fees                                             137,000             52,180             204,360
Management fees                                                     0            133,822             189,997
Financial consulting                                                0             33,572              49,450
Travel/Meals and Lodging                                            0              5,806              10,448
Bad Debts                                                      36,202                  0              36,202
General and Administration                                     70,147             86,923             209,195
                                                         ------------       ------------        ------------
      Total operating costs                                   387,459          1,389,582           2,226,127
                                                         ------------       ------------        ------------

Loss from operations before taxes                            (387,459)        (1,035,391)         (1,669,353)

Write off of Goodwill                                              --            468,128             468,128
                                                         ------------       ------------        ------------

Net loss for the year                                    $   (387,459)      $ (1,503,519)       $ (2,137,481)
                                                         ============       ============        ============

Basic and diluted earnings (loss) per share              $      (0.00)      $      (0.01)       $      (0.00)

Weighted average number of common shares outstanding      103,046,175        103,046,175         103,046,075


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to June 30, 2011

                                                                                   Deficit
                                          Common Stock                           Accumulated
                                   --------------------------     Additional     During the
                                    Number of                      Paid-in       Development   Subscription
                                     shares          Amount        Capital          Stage      (Receivable)      Total
                                     ------          ------        -------          -----      ------------      -----
Balance at inception
 January 16, 2008                          --       $     --      $     --      $        --     $      --     $        --

Common stock issued for cash:
  - April 15, 2008                 51,000,000         51,000       (48,000)              --            --           3,000
  - April 24, 2008                 22,100,000         22,100       (15,600)              --            --           6,500
  - May 28, 2008                   12,750,000         12,750         2,250               --            --          15,000
                                  -----------       --------      --------      -----------     ---------     -----------
Net loss for the period ended
 June 30, 2008                             --             --            --           (1,283)           --          (1,283)
                                  -----------       --------      --------      -----------     ---------     -----------
Balance June 30, 2008              85,850,000         85,850       (61,350)          (1,283)           --          23,217

Net loss for the year ended
 June 30, 2009                             --             --            --         (245,220)           --        (245,220)
                                  -----------       --------      --------      -----------     ---------     -----------
Balance June 30, 2009              85,850,000         85,850       (61,350)        (246,503)           --        (222,003)
                                  -----------       --------      --------      -----------     ---------     -----------
Common stock issued
 April 1, 2010                     17,196,175         17,196       670,651               --            --         687,847

                                                                                                 (705,714)       (705,714)
Net loss for the year ended
 June 30, 2010                             --             --            --         (797,805)           --        (797,805)
                                  -----------       --------      --------      -----------     ---------     -----------
Balance June 30, 2010             103,046,175        103,046       609,301       (1,044,308)     (705,714)     (1,037,675)

Net loss for the year ended
 June 30, 2011                             --             --            --         (387,459)           --        (387,459)
                                  -----------       --------      --------      -----------     ---------     -----------
Balance June 30, 2011             103,046,175       $103,046      $609,301      $(1,431,767)    $(705,714)    $(1,425,134)
                                  ===========       ========      ========      ===========     =========     ===========


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Cash Flows for the Year Ended June 30, 2011 and for the Period Ended June 30, 2010 and for the period from January 16, 2008 (date of inception) to June 30, 2011

                                                                                               Cumulative results
                                                                                                 of operations
                                                                                                 from the date
                                                       Year ended           Period ended        of inception to
                                                        June 30,              June 30,              June 30,
                                                          2011                  2010                  2011
                                                      ------------          ------------          ------------
OPERATING ACTIVITIES
  Net loss                                            $  (387,459)          $(1,503,519)          $(2,137,481)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                           --                    --                    --
                      - Foreign exchange                       --                    --                    --
                      - Write off Goodwill                     --                    --                    --
     Increase (decrease) in deferred revenue                   --                (7,684)                   --
     (Increase) decrease in accounts receivable            36,202                14,912                    --
     (increase) decrease in work in progress                   --                17,650                    --
     Increase (decrease) in accounts payable              155,257               135,178               450,063
     Increase (decrease) in due to related parties        196,000                15,716               975,071
                                                      -----------           -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                          --            (1,327,747)             (712,347)
                                                      -----------           -----------           -----------
INVESTING ACTIVITIES
  Fixed assets                                                 --                    --                    --
  Goodwill                                                     --               129,492                    --
  Write-off of Subsidiary                                      --               492,706              (451,217)
                                                      -----------           -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                          --               622,198                    --
                                                      -----------           -----------           -----------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                           --                17,196               103,046
Additional Paid in capital                                     --               670,651               609,301
                                                      -----------           -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      --               687,847               712,347
                                                      -----------           -----------           -----------

NET INCREASE (DECREASE) IN CASH                                 0               (17,702)                    0

CASH, BEGINNING OF PERIOD                                       0                17,702                     0
                                                      -----------           -----------           -----------

CASH, END OF PERIOD                                   $         0           $         0           $         0
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

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation reflects the basic loss per share calculated as follows:

                                                 2010                 2011
                                             ------------         ------------
Numerator:   Net loss                        $   (891,490)        $ (1,278,949)
                                             ------------         ------------
Denominator: Weighted average number of
             shares issued                    103,046,175          103,046,175
                                             ------------         ------------
Earnings (loss) per share                    $      (0.00)        $      (0.00)
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

NOTE 5 - FIXED ASSETS

2010/2011                                        Accumulated
                                   Cost          Amortization          Net
                                   ----          ------------          ---
Computer equipment              $      0          $      0          $      0
Leasehold improvements                 0                 0                 0
                                --------          --------          --------
                                $      0          $      0          $      0
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

NOTE 7 - DUE TO RELATED PARTIES

The Company owes $975,071 to companies with a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

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

Based upon their assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended June 30, 2011.

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

The name, address, age and position of our officers and director is set forth below:

Name and Address           Age               Position(s)
----------------           ---               -----------

John Moore *               55             CEO, CFO, Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation
------------    ----   ------     -----      ------      ------     ------       --------      ------
John Moore     2010      0          0          0           0          0             0             0
John Moore     2011      0          0          0           0          0             0             0

CODE OF ETHICS

We have not adopted a corporate code of ethics.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Artur Etevoz has a beneficial ownership in 51,000,000 issued Common Stock which represents a 49.97% interest in the issued capital of the Company.

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

2011: $      0
2010: $      0
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

SYNC2 NETWORKS CORP.

January 17, 2013


By: /s/ John Moore
    ----------------------------------------------
    John Moore, Chief Executive Officer,
    Chief Financial Officer and Director