Form 10-Q/A
period 2011-09-30
Sync2 Networks Corp
filed 2013-02-19
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment no. 1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

       Class                                 Outstanding as of November 09, 2011
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

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                         September 30,            June 30,
                                                                             2011                   2011
                                                                         ------------           ------------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $         --           $         --
  Accounts receivable                                                              --                     --
                                                                         ------------           ------------
      TOTAL CURRENT ASSETS                                                         --                     --

FIXED ASSETS (see Note 1)                                                          --                     --
                                                                         ------------           ------------

      TOTAL ASSETS                                                       $         --           $         --
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $    470,063           $    450,063
  Due to related parties                                                    1,000,071                975,071
                                                                         ------------           ------------
      TOTAL CURRENT LIABILITIES                                             1,470,134              1,425,134
                                                                         ------------           ------------
      TOTAL LIABILITIES                                                     1,470,134              1,425,134
                                                                         ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (see Note 1)
    Authorized: 150,000,000 : par value $0.001 per share
    Issued: 103,046,175 as of Sept 30, 2011                                   103,046                103,046
            103,046,175 as of June 30, 2011
  Additional paid-in capital                                                  609,301                609,301
  Other Comprehensive                                                        (705,714)              (705,714)
  Accumulated Deficit                                                       (1,476,767)           (1,431,767)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,470,134)            (1,425,134)
                                                                         ------------           ------------

      TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $         --           $         --
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

                                                                                      Cumulative results
                                                                                      of operations from
                                           Three months           Three months           the date of
                                              ended                  ended               inception to
                                           September 30,          September 30,          September 30,
                                               2011                   2010                   2011
                                           ------------           ------------           ------------
REVENUES                                   $         --           $         --           $    556,774
                                           ------------           ------------           ------------
Salaries and benefits                                --                     --                693,176
Rent                                                 --                     --                199,621
Marketing                                        15,000                  5,000                157,451
Foreign exchange                                     --                     --                 17,386
Amortization                                         --                     --                217,482
Transfer agent fees                                  --                  4,000                 74,276
Administration fees                                  --                     --                182,083
Professional fees                                30,000                 11,000                234,360
Management fees                                      --                     --                189,997
Financial Consulting                                 --                     --                 49,450
Travel/Meals and Lodging                             --                     --                 10,448
Bad debts                                            --                     --                 36,202
General and Administration                           --                     --                209,195
                                           ------------           ------------           ------------
TOTAL OPERATING COSTS                            45,000                 20,000              2,271,127
                                           ------------           ------------           ------------
Loss from operations before taxes               (45,000)               (20,000)            (1,714,353)
Write-off of goodwill                                --                     --                468,128
                                           ------------           ------------           ------------

NET LOSS FOR THE PERIOD                    $    (45,000)          $    (20,000)          $ (2,182,481)
                                           ============           ============           ============
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE                          $      (0.00)          $      (0.00)
                                           ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         103,046,175            103,046,175
                                           ============           ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows for the Three Months Ended September 30, 2011 and 2010 and for the period from January 16, 2008 (date of inception) to September 30, 2011

                                                                                                 Cumulative results
                                                                                                 of operations from
                                                       Three months           Three months           the date of
                                                          ended                  ended               inception to
                                                       September 30,          September 30,          September 30,
                                                           2010                   2011                   2011
                                                       ------------           ------------           ------------
OPERATING ACTIVITIES
  Net loss                                             $    (20,000)          $    (45,000)          $ (2,182,481)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                             --                     --                     --
                      - Foreign exchange                         --                     --                     --
                      - Write-off subsidiary                     --                     --                     --
     Increase (decrease) in deferred revenue                     --                     --                     --
     (Increase) in accounts receivable                           --                     --                     --
     (Increase) decrease in work in process                      --                     --                     --
     Increase (decrease) in accounts payable                     --                 20,000                470,063
     Increase (decrease) in due to related party             20,000                 25,000              1,000,071
                                                       ------------           ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES                 --                     --               (712,347)
                                                       ------------           ------------           ------------
INVESTING ACTIVITIES
  Fixed assets                                                   --                     --                     --
  Goodwill                                                       --                     --                     --
                                                       ------------           ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES                 --                     --                     --
                                                       ------------           ------------           ------------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                             --                     --                103,046
  Additional Paid in Capital                                     --                     --                609,301
                                                       ------------           ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES             --                     --                712,347
                                                       ------------           ------------           ------------

EFFECT OF FOREIGN EXCHANGE ON CASH                               --                     --                     --
                                                       ------------           ------------           ------------
NET INCREASE (DECREASE) IN CASH                                  --                     --                     --
CASH, BEGINNING OF PERIOD                                        --                     --                     --
                                                       ------------           ------------           ------------

CASH, END OF PERIOD                                    $         --           $         --           $         --
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

On February 1, 2009 Sync2 Agency Ltd (a wholly owned subsidiary of Sync2 International Ltd) purchased the business, assets and assumed all the accounts payable (debts) of DEVELIN eBUSINESS ARCHITECTS INC

On June 25, 2009 the Company purchased the assets and business of Sync2 International Ltd. in exchange for the assumption of all outstanding debts of Sync2 Agency Ltd. ("Agency") a wholly owned subsidiary of Sync2 International Ltd., a web development and and marketing company. The purchase price was $643,585 for identifiable assets having a book value of $142,088 and goodwill of $501,497.

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

For the period from inception, January 16, 2008 through September 30, 2011 the Company has accumulated losses of $2,182,481.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,182,481 as of September 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

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

6. INCOME TAXES

As of September 30, 2011 the Company had net operating loss carry forwards of approximately $2,182,481 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTONS

The Company owes $1,000,071 to companies related to a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

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

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011

Our net loss during the three-month period ended September 30, 2010 was ($20,000) or ($0.00) per share compared to a net loss of ($45,000) or ($0.00)per share during the comparative period to September 30, 2011. The weighted average number of shares outstanding was 103,046,175, for September 30 2010 and 103,046,175 for September 30,2011.

During the three-month period ended September 30, 2010 and September 30,2011we incurred general and administrative expenses of approximately $0.00 compared to $0.00 incurred during the comparative period to September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2011

As at September 30, 2011 our current assets were $0.00 and our total current liabilities were $1,470,134 which resulted in a working capital deficit of $(1,476,767) compared to a working deficit of $(1,064,308) at September 30, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended September 30, 2011 net cash flows used in operating activities was $(0) consisting primarily of a net loss of $(45,000). Net cash flows used in operating activities was $(0) for the comparative period to September 30, 2010 and consisting primarily of a net loss of $(20,000).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties For the three-month period ended September 30, 2011 we generated cash by loans from companies related to a shareholder of the company.. For the period from inception (January 16, 2008) to September 30, 2011 net cash provided by financing activities was $712,347

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

                          PART II -- OTHER INFORMATION

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

                                         SYNC2 NETWORKS CORP


Dated: February 15, 2013                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: February 15, 2013                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer