Form 10-Q/A
period 2011-12-31
Sync2 Networks Corp
filed 2013-02-25
CIK 1437750

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

      Class                                  Outstanding as of December 24, 2012
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

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                         December 31,            June 30,
                                                                             2011                   2011
                                                                         ------------           ------------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $         --           $         --
  Accounts receivable                                                              --                     --
                                                                         ------------           ------------
      TOTAL CURRENT ASSETS                                                         --                     --

FIXED ASSETS (see Note 1)                                                          --                     --
                                                                         ------------           ------------

      TOTAL ASSETS                                                       $         --           $         --
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $    490,063           $    450,063
  Due to related parties                                                    1,010,071                975,071
                                                                         ------------           ------------
      TOTAL CURRENT LIABILITIES                                             1,500,134              1,425,134
                                                                         ------------           ------------
      TOTAL LIABILITIES                                                     1,500,134              1,425,134
                                                                         ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (see Note 1)
    Authorized: 150,000,000 : par value $0.001 per share
    Issued: 103,046,175 as of Sept 30, 2011                                   103,046                103,046
            103,046,175 as of June 30, 2011
  Additional paid-in capital                                                  609,301                609,301
  Other Comprehensive                                                        (705,714)              (705,714)
  Accumulated Deficit                                                      (1,506,767)            (1,431,767)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  1,500,134)            (1,425,134)
                                                                         ------------           ------------

      TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $         --           $         --
                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations for the six months ended December 31, 2011 and 2010 and for the period from January 16, 2008 (date of inception) to December 31, 2011

                                                                                                   Cumulative results
                                                                                                   of operations from
                              Three months      Three months      Six months         Six months       the date of
                                 ended             ended            ended              ended          inception to
                              December 31,      December 31,      December 31,      December 31,      December 31,
                                  2011              2010             2011               2010              2011
                              ------------      ------------      ------------      ------------      ------------
REVENUES                      $         --      $         --      $         --      $         --      $    556,774
                              ------------      ------------      ------------      ------------      ------------

Salaries and benefits                   --                --                --                --           693,176
Rent                                    --                --                --                --           199,621
Marketing                               --             5,000            15,000            10,000           157,451
Foreign exchange                        --                --                --                --            17,386
Amortization                            --                --                --                --           217,482
Transfer agent fees                     --            21,749                --            25,749            74,276
Administration fees                     --                --                --                --           182,083
Professional fees                   30,000            47,500            60,000            58,500           264,360
Management fees                         --                --                --                --           189,997
Financial Consulting                    --                --                --                --            49,450
Travel/Meals and Lodging                --            11,048                --                --            10,448
Bad Debts                               --                --                --            11,048            36,202
General and Administration              --            36,202                --            36,262           209,195
                              ------------      ------------      ------------      ------------      ------------
TOTAL OPERATING COSTS               30,000           121,499            75,000           141,499         2,301,127
                              ------------      ------------      ------------      ------------      ------------
Loss from operations
 before taxes                      (30,000)         (121,499)          (75,000)         (141,499)       (1,744,353)
Write off of goodwill                   --                --                --                --          (468,128)
                              ------------      ------------      ------------      ------------      ------------

NET LOSS FOR THE PERIOD       $    (30,000)     $   (121,499)     $    (75,000)     $   (141,499)     $ (2,212,481)
                              ============      ============      ============      ============      ============
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE             $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                              ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING         103,046,175       103,046,175       103,046,175       103,046,175
                              ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows for the Six Months Ended December 31, 2011 and 2010 and for the period from January 16, 2008 (date of inception) to December 31, 2011

                                                                                                 Cumulative results
                                                                                                 of operations from
                                                            Six months           Six months         the date of
                                                              ended                ended            inception to
                                                           December 31,         December 31,        December 31,
                                                               2010                 2011                2011
                                                           ------------         ------------        ------------
OPERATING ACTIVITIES
  Net loss                                                 $   (141,499)        $    (75,000)       $ (2,212,481)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                                 --                   --                  --
                      - Foreign exchange                             --                   --                  --
                      - Write-off subsidiary                         --                   --                  --
     Increase (decrease) in deferred revenue                         --                   --                  --
     (Increase) in accounts receivable                           36,202                   --                  --
     (Increase) decrease in work in process                          --                   --                  --
     Increase (decrease) in accounts payable                     45,297               40,000             490,063
     Increase (decrease) in due to related parties               60,000               35,000           1,010,071
                                                           ------------         ------------        ------------
           NET CASH USED IN OPERATING ACTIVITIES                     --                   --            (712,347)
                                                           ------------         ------------        ------------
INVESTING ACTIVITIES
  Fixed assets                                                       --                   --                  --
  Goodwill                                                           --                   --                  --
                                                           ------------         ------------        ------------
           NET CASH USED IN INVESTING ACTIVITIES                     --                   --                  --
                                                           ------------         ------------        ------------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                                 --                   --             103,046
  (Decease) in due to related parties                                --                   --             609,301
                                                           ------------         ------------        ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                 --                   --             712,347
                                                           ------------         ------------        ------------
EFFECT OF FOREIGN EXCHANGE ON CASH                                   --                   --                  --
                                                           ------------         ------------        ------------
NET INCREASE (DECREASE) IN CASH                                      --                   --                  --
CASH, BEGINNING OF PERIOD                                            --                   --                  --
                                                           ------------         ------------        ------------

CASH, END OF PERIOD                                        $         --         $         --        $         --
                                                           ============         ============        ============
SUPPLEMENTAL CASH FLOW INFORMATION AND
 NONCASH FINANCING ACTIVITIES:
   Interest paid                                           $         --         $         --        $         --
   Income taxes  paid                                      $         --         $         --        $         --
   Common stock issued for services                        $         --         $         --        $         --


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

For the period from inception, January 16, 2008 through December 31, 2011 the Company has accumulated losses of $2,212,481.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,212,481 as of December 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2011
(Unaudited)


4. FIXED ASSETS

2010                                               Accumulated
                                     Cost          Amortization           Net
                                   --------        ------------        --------
Computer equipment                 $     --          $     --          $     --
Leasehold improvements                   --                --                --
                                   --------          --------          --------

                                   $     --          $     --          $     --
                                   ========          ========          ========

2011                                               Accumulated
                                     Cost          Amortization           Net
                                   --------        ------------        --------
Computer equipment                 $     --          $     --          $     --
Leasehold improvements                   --                --                --
                                   --------          --------          --------

                                   $     --          $     --                --
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

6. INCOME TAXES

As of December 31, 2011 the Company had net operating loss carry forwards of approximately $2,212,481 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTONS

The Company owes $1,010,071 to companies related to a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

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

SIX MONTH PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE SIX MONTH PERIOD ENDED DECEMBER 31, 2011

Our net loss during the six-month period ended December 31, 2011 was ($75,000) or ($0.00) per share compared to a net loss of ($141,499) or ($0.00)per share during the comparative period to December 31, 2010. The weighted average number of shares outstanding was 103,046,046, for December 31, 2011 and 103,046,046 for December 31, 2010.

During the six-month period ended December 31, 2010 and December 31 ,2011 we incurred general and administrative expenses of approximately $0.00.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED DECEMBER 31, 2011

As at December 31, 2011 our current assets were $0.00 and our total current liabilities were $1,500,134 which resulted in a working capital deficit of $(2,212,481) compared to a working deficit of $(728,618) at December 31,2010.

Stockholders' equity decreased from $1,500,134 for fiscal year ended June 30, 2011 to $1,500,134 for the six-month period ended December 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended December 31, 2011 net cash flows used in operating activities was $(0) consisting primarily of a net loss of $(75,000). Net cash flows used in operating activities was $(0) for the comparative period to December 31, 2010 and consisting primarily of a net loss of $(141,499).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties For the six-month period ended December 31, 2011 we generated cash by loans from companies related to a shareholder of the company.. For the period from inception (January 16, 2008) to December 31, 2011 net cash provided by financing activities was $712,347.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                         SYNC2 NETWORKS CORP


Dated: February 25, 2012                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: February 25, 2012                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer