Form 10-Q/A
period 2012-03-31
Sync2 Networks Corp
filed 2013-02-25
CIK 1437750

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

       Class                                      Outstanding as of May 14, 2012
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

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                           March 31,              June 30,
                                                                             2012                   2011
                                                                         ------------           ------------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $         --           $         --
  Accounts receivable                                                              --                     --
                                                                         ------------           ------------
      TOTAL CURRENT ASSETS                                                         --                     --

FIXED ASSETS (see Note 1)                                                          --                     --
                                                                         ------------           ------------

      TOTAL ASSETS                                                       $         --           $         --
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
  Accounts payable                                                       $    490,063           $    450,063
  Due to related parties                                                    1,030,071                975,071
                                                                         ------------           ------------
      TOTAL CURRENT LIABILITIES                                             1,520,134              1,425,134
                                                                         ------------           ------------
      TOTAL LIABILITIES                                                     1,520,134              1,425,134
                                                                         ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (see Note 1)
    Authorized: 150,000,000 : par value $0.001 per share
    Issued: 103,046,175 as of Mar 31, 2012                                    103,046                103,046
            103,046,175 as of June 30, 2011
  Additional paid-in capital                                                  609,301                609,301
  Other Comprehensive                                                        (705,714)              (705,714)
  Accumulated Deficit                                                      (1,526,767)            (1,526,767)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,520,134)            (1,425,134)
                                                                         ------------           ------------

      TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $         --           $         --
                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations for the nine months ended March 31, 2012 and 2011 and for the period from January 16, 2008 (date of inception) to March 31, 2012

                                                                                                         Cumulative results
                                                                                                         of operations from
                                    Three Months     Three Months      Nine months      Nine months         the date of
                                       ended            ended            ended            ended             inception to
                                      March 31,        March 31,        March 31,        March 31,            March 31,
                                        2012             2011             2012             2011                 2012
                                    ------------     ------------     ------------     ------------         ------------
REVENUES                            $         --     $         --     $         --     $         --         $    556,774
                                    ------------     ------------     ------------     ------------         ------------
Salaries and benefits                         --               --               --               --              693,176
Rent                                          --               --               --               --              199,621
Marketing                                     --           86,000           15,000           96,000              157,451
Foreign exchange                              --               --               --               --               17,386
Amortization                                  --               --               --               --              217,482
Transfer agent fees                          500           22,361              500           48,940               74,776
Administration fees                           --               --               --               --              182,083
Professional fees                         19,500           78,500           79,500          137,000              283,860
Management fees                               --               --               --               --              189,997
Financial Consulting                          --               --               --               --               49,450
Travel/Meals and Lodging                      --               --               --               --               10,448
Bad Debts                                     --               --               --           36,202               36,202
General and Administration                    --           33,846               --           44,894              209,195
                                    ------------     ------------     ------------     ------------         ------------
TOTAL OPERATING COSTS                     20,000          220,707           95,000          362,206            2,321,127
                                    ------------     ------------     ------------     ------------         ------------
Loss from operations before taxes        (20,000)        (220,707)         (95,000)        (362,206)          (1,764,353)
Writeoff of good will)                        --               --               --               --              468,128
Income tax expense                            --               --               --               --                   --
                                    ------------     ------------     ------------     ------------         ------------

NET LOSS FOR THE PERIOD             $    (20,000)    $   (220,707)    $    (95,000)    $   (362,206)        $ (2,232,481)
                                    ============     ============     ============     ============         ============
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE                   $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                    ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           103,046,175      103,046,175      103,046,175      103,046,175
                                    ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows for the Nine Months Ended March 31, 2012 and 2011 and for the period from January 16, 2008 (date of inceptio ) to March 31, 2012

                                                                                                    Cumulative results
                                                                                                    of operations from
                                                           Nine months            Nine months           the date of
                                                             ended                  ended               inception to
                                                            March 31,              March 31,              March 31,
                                                              2012                   2011                   2012
                                                          ------------           ------------           ------------
OPERATING ACTIVITIES
  Net loss                                                $    (95,000)          $   (362,206)          $ (2,232,481)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                                --                     --                     --
                      - Foreign exchange                            --                     --                     --
                      - Write-off subsidiary                        --                     --                     --
     Increase (decrease) in deferred revenue                        --                     --                     --
     (Increase) in accounts receivable                              --                 36,202                     --
     (Increase) decrease in work in process                         --                     --                     --
     Increase (decrease) in accounts payable                    40,000                130,004                490,063
     Increase (decrease) in due to related parties              50,000                196,000              1,030,071
                                                          ------------           ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES                    --                     --               (712,347)
                                                          ------------           ------------           ------------
INVESTING ACTIVITIES
  Fixed assets                                                      --                     --                     --
  Goodwill                                                          --                     --                     --
                                                          ------------           ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES                    --                     --                     --
                                                          ------------           ------------           ------------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                                --                     --                103,046
  (Decease) in due to related parties                               --                     --                609,301
                                                          ------------           ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                --                     --                712,347
                                                          ------------           ------------           ------------
EFFECT OF FOREIGN EXCHANGE ON CASH                                  --                     --                     --
                                                          ------------           ------------           ------------
NET INCREASE (DECREASE) IN CASH                                     --                     --                     --
CASH, BEGINNING OF PERIOD                                           --                     --                     --
                                                          ------------           ------------           ------------

CASH, END OF PERIOD                                       $         --           $         --           $         --
                                                          ============           ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
 FINANCING ACTIVITIES:
   Interest paid                                          $         --           $         --           $         --
   Income taxes  paid                                     $         --           $         --           $         --
   Common stock issued for services                       $         --           $         --           $         --


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

For the period from inception, January 16, 2008 through March 31, 2012 the Company has accumulated losses of $2,232,481.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,232,481 as of March 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

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

6. INCOME TAXES

As of March 31, 2012 the Company had net operating loss carry forwards of approximately $2,232,481 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTONS

The Company owes $1,030,071 to companies related to a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

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

NINE MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 2012

Our net loss during the nine-month period ended March 31, 2012 was ($95,000) or ($0.00) per share compared to a net loss of ($7362,206) or ($0.00)per share during the comparative period to March 31, 2011. The weighted average number of shares outstanding was 103,046,046, for March 31, 2012 and 103,046,046 for March 31, 2011.

During the nine-month period ended March 31, 2010 and March 31 ,2011 we incurred general and administrative expenses of approximately $0.00.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED MARCH  31, 2012

As at March 31, 2012 our current assets were $0.00 and our total current liabilities were $1,520,134 which resulted in a working capital deficit of $(1,526,767) compared to a working deficit of $(1,506,767) at March 31,2011.

Stockholders' equity decreased from $1,017,819 for fiscal year ended June 30, 2011 to $1,520,134 for the nine-month period ended March 31, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended March 31, 2012 net cash flows used in operating activities was $(0) consisting primarily of a net loss of $(95,000). Net cash flows used in operating activities was $(0) for the comparative period to March 31, 2011 and consisting primarily of a net loss of $(362,206).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties For the nine-month period ended March 31, 2012 we generated cash by loans from companies related to a shareholder of the company.. For the period from inception (January 16, 2008) to December 31, 2011 net cash provided by financing activities was 712,347

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended March 31 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                         SYNC2 NETWORKS CORP


Dated: February 25, 2013                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: February 25, 2013                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer