Form 10-Q
period 2012-12-31
Sync2 Networks Corp
filed 2013-02-27
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2012

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

       Class                                 Outstanding as of February 27, 2013
       -----                                 -----------------------------------
Common Stock, $0.001                                    103,046,175

                         PART I -- FINANCIAL INFORMATION

The accompanying interim unaudited financial statements Sync2 Networks Corp. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2012 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on December 10, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended December 31, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2013.

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

                                                                          December 31,             June 30,
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
                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations for the six months ended December 31, 2012 and 2011 and for the period from January 16, 2008 (date of inception) to December 31, 2012

                                                                                                  Cumulative results
                                                                                                  of operations from
                                                               Six months         Six months         the date of
                                                                 ended              ended            inception to
                                                              December 31,       December 31,        December 31,
                                                                  2012               2011                2012
                                                              ------------       ------------        ------------
REVENUES                                                      $         --       $         --        $    556,774
                                                              ------------       ------------        ------------

Salaries and benefits                                                   --                 --             693,176
Rent                                                                    --                 --             199,621
Marketing                                                               --             15,000             157,451
Foreign exchange                                                        --                 --              17,386
Amortization                                                            --                 --             217,482
Transfer agent fees                                                     --                 --              74,776
Administration fees                                                     --                 --             182,083
Professional fees                                                       --             30,000             283,860
Management fees                                                         --                 --             189,997
Financial Consulting                                                    --                 --              49,450
Travel/Meals and Lodging                                                --                 --              10,448
Bad Debts                                                               --                 --              36,202
General and Administration                                              --                 --             209,195
                                                              ------------       ------------        ------------
TOTAL OPERATING COSTS                                                   --             45,000           2,321,127
                                                              ------------       ------------        ------------

Loss from operations before taxes                                       --            (45,000)         (1,764,353)
Write-off of goodwill                                                   --                 --             468,128
Income tax expense                                                      --                 --                  --
                                                              ------------       ------------        ------------

NET LOSS FOR THE PERIOD                                       $         --       $    (45,000)       $ (2,232,481)
                                                              ============       ============        ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                   $      (0.00)      $      (0.00)
                                                              ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           103,046,175        103,046,175
                                                              ============       ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows for the Six months Ended December 31, 2012 and 2011 and for the period from January 16, 2008 (date of inception) to December 31, 2012

                                                                                                      Cumulative results
                                                                                                      of operations from
                                                              Six months            Six months            the date of
                                                                ended                 ended               inception to
                                                             December 31,          December 31,           December 31,
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
                                                             ============          ============           ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012
(Unaudited)


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

For the period from inception, January 16, 2008 through December 31, 2012 the Company has accumulated losses of $2,212,481.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,212,481 as of December 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012
(Unaudited)


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

c) Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of six months or less at the time of issuance to be cash equivalents.

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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012
(Unaudited)


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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012
(Unaudited)


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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012
(Unaudited)


5. COMMON STOCK (CONTINUED)

During the period January 16, 2008 (inception) to June 30, 2012, the Company sold a total of 5,050,000 shares of common stock for total cash proceeds of $24,500 and issued 17,196,175 shares of common stock for the retirement of debt of $687,817.

6. INCOME TAXES

As of December 31, 2012 the Company had net operating loss carry forwards of approximately $2,212,481 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

THREE MONTH PERIOD ENDED DECEMBER 31, 2012 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2011

Our net loss during the three-month period ended December 31, 2012 was ($0) or ($0.00) per share compared to a net loss of ($45,000) or ($0.00)per share during the comparative period to December 31, 2011. The weighted average number of shares outstanding was 103,046,046, for December 31 2012 and 103,046,046 for December 31, 2011.

During the three-month period ended December 31, 2012 we incurred general and administrative expenses of approximately $0.00 compared to $0 incurred during the comparative period to December 31, 2011. General and administrative expenses incurred during the three-month periods were generally related to corporate overhead and financial and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED DECEMBER 31, 2012

As at December 31, 2012 our current assets were $0 and our total current liabilities were $1,120,982 which resulted in a working capital deficit of $(1,120,982).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended December 31, 2012 net cash flows used in operating activities was $(0) consisting primarily of a net loss of $(0). Net cash flows used in operating activities was $45,000 for the comparative period to December 31, 2011 and consisting primarily of a net loss of $(45,000).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties or the issuance of equity and debt instruments. For the three-month period ended December 31, 2012 we generated no cash. For the period from inception (January 16, 2008) to December 31, 2012 net cash provided by financing activities was $712,347 received from sale of common stock and loans from companies who are owned by a shareholder of the Company.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                         SYNC2 NETWORKS CORP


Dated: February 27, 2013                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: February 27, 2013                 By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer