Form 10-Q/A
period 2012-09-30
Sync2 Networks Corp
filed 2013-04-08
CIK 1437750

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

       Class                                     Outstanding as of April 8, 2013
       -----                                     -------------------------------
Common Stock, $0.001                                      103,046,175

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

                                                                                     Cumulative results
                                                                                     of operations from
                                           Three months          Three months            the date of
                                              ended                 ended               inception to
                                           September 30,         September 30,          September 30,
                                               2012                  2011                   2012
                                           ------------          ------------           ------------
REVENUES                                   $         --          $         --           $    556,774
                                           ------------          ------------           ------------

Salaries and benefits                                --                    --                693,176
Rent                                                 --                    --                199,621
Marketing                                            --                15,000                157,451
Foreign exchange                                     --                    --                 17,386
Amortization                                         --                    --                217,482
Transfer agent fees                                  --                    --                 74,776
Administration fees                                  --                    --                182,083
Professional fees                                    --                30,000                283,860
Management fees                                      --                    --                189,997
Financial Consulting                                                       --                 49,450
Travel/Meals and Lodging                             --                    --                 10,448
Bad Debts                                            --                    --                 36,202
General and Administration                           --                    --                209,195
                                           ------------          ------------           ------------
TOTAL OPERATING COSTS                                --                45,000              2,321,127
                                           ------------          ------------           ------------
Loss from operations before taxes                    --               (45,000)            (1,764,353)
Write-off of goodwill                                --                    --                468,128
Write-off Related Parties                            --                    --                399,152
                                           ------------          ------------           ------------

NET LOSS FOR THE PERIOD                    $         --          $    (45,000)          $ (1,833,329)
                                           ============          ============           ============
BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE                          $      (0.00)         $      (0.00)
                                           ============          ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         103,046,175           103,046,175
                                           ============          ============


   The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows for the Three Months Ended September 30, 2012 and 2011 and for the period from January 16, 2008 (date of inception) to September 30, 2012

                                                                                             Cumulative results
                                                                                             of operations from
                                                         Three months       Three months        the date of
                                                            ended              ended            inception to
                                                         September 30,      September 30,       September 30,
                                                             2012               2011                2012
                                                         ------------       ------------        ------------
OPERATING ACTIVITIES

  Net loss                                               $         --       $    (45,000)       $ (1,833,329)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Non cash expense - Amortization                               --                 --                  --
                      - Foreign exchange                           --                 --                  --
                      - Write-off goodwill                         --                 --                  --
     Increase (decrease) in deferred revenue                       --                 --                  --
     (Increase) in accounts receivable                             --                 --                  --
     (Increase) decrease in work in process                        --                 --                  --
     Increase (decrease) in accounts payable                       --             20,000             516,245
     Increase (decrease) in Due to Related Parties                 --             25,000             604,737
                                                         ------------       ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES                              --            (45,000)           (712,347)
                                                         ------------       ------------        ------------
INVESTING ACTIVITIES
  Fixed assets                                                     --                 --                  --
  Goodwill                                                         --                 --                  --
                                                         ------------       ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                              --                 --                  --
                                                         ------------       ------------        ------------
FINANCING ACTIVITIES

  Proceeds from sale of common stock                               --                 --             103,046
  Additional Paid in Capital                                       --                 --             609,301
                                                         ------------       ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          --                 --             712,347
                                                         ------------       ------------        ------------

EFFECT OF FOREIGN EXCHANGE ON CASH                                 --                 --                  --
                                                         ------------       ------------        ------------

NET INCREASE (DECREASE) IN CASH                                    --                 --                  --

CASH, BEGINNING OF PERIOD                                          --                 --                  --
                                                         ------------       ------------        ------------

CASH, END OF PERIOD                                      $         --       $         --        $         --
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

For the period from inception, January 16, 2008 through September 30, 2012 the Company has accumulated losses of $1,833,329.

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

6. INCOME TAXES

As of September 30, 2012 the Company had net operating loss carry forwards of approximately $1,833,329 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

                                         SYNC2 NETWORKS CORP


Dated: April 8, 2013                     By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, President and
                                             Chief Executive Officer


Dated: April 8, 2013                     By: /s/ John Moore
                                             -----------------------------------
                                             John Moore, Chief Financial Officer