Form 10-Q/A
period 2012-12-31
Sync2 Networks Corp
filed 2013-04-08
CIK 1437750

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

For the period from inception, January 16, 2008 through December 31, 2012 the Company has accumulated losses of $1,833,329.

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

6. INCOME TAXES

As of December 31, 2012 the Company had net operating loss carry forwards of approximately $1,833,329 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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