Form 10-K/A
period 2012-06-30
Sync2 Networks Corp
filed 2013-04-10
CIK 1437750

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

State issuer's revenues for its most recent fiscal year: $NIL

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AS OF APRIL 8, 2013 THE ISSUER HAD 103,046,175 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

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

Because we have a net loss from operations of $304,152 for the year ended June 30, 2012 and have accumulated losses of $1,833,329 from inception, we face a risk of insolvency.

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

BUSINESS DEVELOPMENT

We have sustained losses for the year ended June 30, 2010 of $304,152.

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

REPORTS TO SECURITY HOLDERS

Sync2 will voluntarily make available an annual report including annual financial statements on Form 10K to security holders.We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, required reports of material changes in the Company's business of Form 8-K.annual reports of Form 10-K and quarterly reports on FORM 10-Q.

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

As of April 8, 2013 we have 103,465,275 shares of $0.001 par value common stock issued and outstanding held by approximately 29 shareholders of record.

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

ITEM 7. PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated $556,774 in revenues since inception ($nil for the period from inception January 16, 2008 to June 30, 2008) and have incurred $1,833,329 in expenses since inception through June 30, 2012.

The following table provides selected financial data about our company for the year ended June 30, 2012.

Balance Sheet Data:                         June 30, 2012          June 30, 2010
-------------------                         -------------          -------------
Cash                                         $         0            $         0
Total assets                                 $         0            $         0
Total liabilities                            $ 1,120,982            $ 1,425,134
Shareholders' equity (deficit)               $(2,119,662)           $(1,425,134)

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit from operations of $ 1,833,329 as of June 30, 2012. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and by loans from investors.

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

NOTES TO THE FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sync2 Networks Corp.

I have audited the accompanying balance sheets of Sync2 Networks Corp. (A Development Stage Company) as of June 30, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2012 and 2011 and for the period from January 16, 2008 (inception), to June 30, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sync2 Networks Corp., (A Development Stage Company) as of June 30, 2012 and 2011, and the results of its operations and cash flows for the years ended June 30, 2012 and 2011 and the period from January 16, 2008 (inception), to June 30, 2012 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
----------------------------------
George Stewart
Seattle, Washington
March 25, 2013

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
Balance Sheet
As at June 30, 2012 and June 30, 2011
(Audited)

                                                                        June 30,             June 30,
                                                                          2012                 2011
                                                                       ----------           ----------
CURRENT ASSETS
  Cash                                                                 $       --           $       --
  Accounts receivable                                                          --                   --
  Work in process                                                              --                   --
                                                                       ----------           ----------
      TOTAL CURRENT ASSETS                                                     --                   --
                                                                       ----------           ----------
FIXED ASSETS                                                                   --                   --
GOODWILL                                                                       --                   --
                                                                       ----------           ----------

      TOTAL ASSETS                                                     $       --           $       --
                                                                       ==========           ==========

CURRENT LIABILITES
  Accounts payable                                                     $  516,245           $  450,063
  Due to related parties                                                  604,737              975,071
                                                                       ----------           ----------
      TOTAL CURRENT LIABILITIES                                         1,120,982            1,425,134
                                                                       ----------           ----------
      TOTAL LIABILITIES                                                 1,120,982            1,425,134
                                                                       ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
  Authorized: 150,000,000: par value $0.001 per share
              103,046,175 as of June 30, 2012 and 103,046,175
               as of June 30, 2011
  Issued:                                                                 103,046              103,046
  Additional paid-in capital (deficiency)                                 609,301              609,301
  Deficit accumulated during exploration stage                         (1,833,329)          (2,137,481)
                                                                       ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (1,120,982)          (1,425,134)
                                                                       ----------           ----------

      TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $       --           $       --
                                                                       ==========           ==========


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Operations for the Year Ended June 30, 2012 and June 30, 2010 and for the period from January 16, 2008 (date of inception) to June 30, 2012

                                                                                                 Cumulative results of
                                                                                                    operations from
                                                                                                     the date of
                                                               Year ended          Year ended        inception to
                                                                June 30,            June 30,            June 30,
                                                                  2012                2011               2012
                                                              ------------        ------------       ------------
REVENUES                                                      $         --        $         --       $    556,774
                                                              ------------        ------------       ------------
Salaries and benefits                                                   --                  --            693,176
Rent                                                                    --                  --            199,621
Marketing                                                           15,000              96,000            157,451
Foreign exchange                                                        --                  --             17,386
Amortization                                                            --                  --            217,482
Transfer agent fees                                                    500              48,110             74,776
Professional fees                                                   79,500             137,000            283,860
Management fees                                                         --                  --            189,997
Administrative Fees                                                     --                  --            182,083
Financial consulting                                                    --                  --             49,450
Bad Debts                                                               --              36,202             36,202
Travel/Meals and Lodging                                                --                  --             10,448
General and Administration                                              --              70,147            209,195
                                                              ------------        ------------       ------------
TOTAL OPERATING COSTS                                              (95,000)           (387,459)         2,321,127
                                                              ------------        ------------       ------------
Loss from operations before taxes                                  (95,000)           (387,459)        (1,764,353)
Net loss from the write-off of assets and
 liabilities of the subsidiary                                     399,152                  --           (399,152)
                                                              ------------        ------------       ------------
NET LOSS FOR THE YEAR                                         $    304,152        $   (387,459)      $ (1,833,329)
                                                              ============        ============       ============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                   $      (0.00)       $      (0.00)
                                                              ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           103,046,175         103,046,175
                                                              ============        ============


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception January 16, 2008 to June 30, 2012
(Unaudited)

                                                                                       Deficit
                                          Common Stock                               Accumulated
                                   --------------------------       Additional       During the
                                    Number of                        Paid-in         Development   Subscription
                                     shares          Amount          Capital            Stage      (Receivable)      Total
                                     ------          ------          -------            -----      ------------      -----
Balance at inception
 January 16, 2008                           --      $       --      $       --        $        --       $ --      $        --

Common stock issued for cash:
  - April 15, 2008                  51,000,000          51,000         (48,000)                --         --            3,000
  - April 24, 2008                  22,100,000          22,100         (15,600)                --         --            6,500
  - May 28, 2008                    12,750,000          12,750           2,250                 --         --           15,000
                                   -----------      ----------      ----------        -----------       ----      -----------
Net loss for the period ended
 June 30, 2008                              --              --              --             (1,283)        --           (1,283)
                                   -----------      ----------      ----------        -----------       ----      -----------
Balance June 30, 2008               85,850,000          85,850         (61,350)            (1,283)        --           23,217

Net loss for the year ended
 June 30, 2009                              --              --              --           (245,220)        --         (245,220)
                                   -----------      ----------      ----------        -----------       ----      -----------
Balance June 30, 2009               85,850,000          85,850         (61,350)          (246,503)        --         (222,003)
                                   -----------      ----------      ----------        -----------       ----      -----------
Common stock issued
 April 1, 2010                      17,196,175          17,196         670,651                 --         --          687,847

Net loss for the year ended
 June 30, 2010                              --              --              --         (1,503,519)        --       (1,503,519)
                                   -----------      ----------      ----------        -----------       ----      -----------
Balance June 30, 2010              103,046,175         103,046         609,301         (1,750,022)        --       (1,037,675)

Net loss for the year ended
 June 30, 2011                              --              --              --           (387,459)        --       (1,425,134)
                                   -----------      ----------      ----------        -----------       ----      -----------
Balance June 30, 2011              103,046,175         103,046         609,301         (1,425,134)        --       (1,425,134)

Net loss for the year ended
 June 30, 2012                              --              --              --            304,152         --          304,152
                                   -----------      ----------      ----------        -----------       ----      -----------

Balance June 30, 2012              103,046,175         103,046         609,301         (1,833,329)        --       (1,120,982)
                                   ===========      ==========      ==========        ===========       ====      ===========


    The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(formerly Plethora Resources, Inc.)
(A Development Stage Company)
Statements of Cash Flows
Statements of Cash Flows for the Year Ended June 30, 2012 and for the Year Ended June 30, 2011 and for the period from January 16, 2008 (date of inception) to June 30, 2012 (audited)

                                                                                                   Cumulative results of
                                                                                                     operations from
                                                                                                       the date of
                                                                  Year ended         Year ended        inception to
                                                                   June 30,           June 30,           June 30,
                                                                     2012               2011               2012
                                                                 ------------       ------------       ------------
OPERATING ACTIVITIES
  Net loss                                                       $     304,152      $   (387,459)      $ (1,833,329)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Non cash expense - Amortization                                       --                 --                 --
                      - Foreign exchange                                   --                 --                 --
     Increase in deferred revenue                                          --                 --                 --
     Increase in accounts receivable                                       --             36,202                 --
     Increase in work in process                                           --                 --                 --
     Increase (decrease) in accounts payable                           66,182            155,257            516,245
     Increase in due to related parties                              (370,334)           196,000            604,737
                                                                 ------------       ------------       ------------
           NET CASH USED IN OPERATING ACTIVITIES                           --                 --           (712,347)
                                                                 ------------       ------------       ------------

INVESTING ACTIVITIES
  Fixed assets                                                             --                 --                 --
  Goodwill                                                                 --                 --                 --
                                                                 ------------       ------------       ------------
           NET CASH USED IN INVESTING ACTIVITIES                           --                 --                 --
                                                                 ------------       ------------       ------------

FINANCING ACTIVITIES
  Common stock issued for debt settlement                                  --                 --            609,301
  Proceeds from sale of common stock                                       --                 --            103,046
                                                                 ------------       ------------       ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                       --                 --            712,347
                                                                 ------------       ------------       ------------
EFFECT OF FOREIGN EXCHANGE ON CASH                                         --                 --                 --
NET INCREASE (DECREASE) IN CASH                                            --                 --                 --
CASH, BEGINNING OF PERIOD                                                  --                 --                 --
                                                                 ------------       ------------       ------------

CASH, END OF PERIOD                                              $         --       $         --       $         --
                                                                 ============       ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
 FINANCING ACTIVITIES:
   Interest paid                                                 $         --       $         --       $         --
   Income taxes  paid                                            $         --       $         --       $         --
   Common stock issued for services                              $         --       $         --       $         --


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

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation reflects the basic loss per share calculated as follows:

                                                  2012                2011
                                              -------------      -------------

Numerator: Net loss                           $    (304,152)     $    (387,459)
                                              -------------      -------------
Denominator: Weighted average number
             of shares issued                   103,046,175        103,046,175

Earnings (loss) per share                     $       (0.00)     $       (0.00)
                                              -------------      -------------

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

In June 2012 the Company engaged George Stewart, CPA to audit the Company's financial statements for the period ended June 30, 2012. Prior to its engagement, the Company had not consulted with George Stewart with respect to:
(i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K).

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

The name, address, age and position of our officers and director is set forth below:

Name and Address              Age                 Position(s)
----------------              ---                 -----------
John Moore*                   56                  CEO,CFO, Director

----------
* John Moore has held the offices/positions since September 23, 2009 and is expected to hold said offices/positions until the next annual meeting of our stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation
------------    ----   ------     -----      ------      ------     ------       --------      ------
John Moore      2012       0        0           0          0          0             0             0
                2011       0        0           0          0          0             0             0

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

2012: $ 9,000
2011: $ 9,000
2010: $10,000

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2012: $     0
2011: $     0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2012: $     0
2011: $     0

All Other Fees:

2012: $  0.00
2011: $  0.00

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

April 8, 2013


By: /s/ John Moore
    --------------------------------------
    John Moore, Chief Executive Officer
    and acting Chief Financial Officer