Form 10-Q
period 2013-03-31
Sync2 Networks Corp
filed 2013-08-12
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File No. 333-152551

SYNC2 NETWORKS CORP
(Name of small business issuer in its charter)

Nevada	26-1754034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5836 South Pecos Road, Suite 112
Las Vegas, NV 89120
(Address of principal executive offices)

1-778-707-3625
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 each par value
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of March 31, 2013
Common Stock, $0.001	103,046,175

PART I -- FINANCIAL INFORMATION

The accompanying interim unaudited financial statements Sync2 Networks Corp. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2012 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on December 10, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2013.

Sync2 Networks Corp
(A Development Stage Company)
Balance Sheets

	March 31,	June 30,
	2013	2012
	UNAUDITED
ASSETS

CURRENT ASSETS
Cash	$-	$-
Accounts receivable

Total current assets

FIXED ASSETS (see Note 1)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITES
Accounts payable	$-	$516,245
Due to related parties	604,737	604,737

Total current liabilities	604,737	1,120,982

TOTAL LIABILITIES	604,737	1,120,982

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (see Note 1)
Authorized: 150,000,000 : par value $0.001 per share
Issued: 103,046,175 as of March 31, 2013	103,046	103,046
103,046,175 as of June 30, 2012
Additional paid-in capital	609,301	609,301
Losses associated with disposition of the subsidiary	(705,714)	(705,714)
Deficit accumulated during exploration stage	(611,370)	(1,833,329)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(604,737)	(1,120,982)

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Operations for the nine months ended March 31, 2013 and 2012 and for the period from January 16, 2008 (date of inception) to March 31, 2013

	Nine months ended March 31, 2013		Nine months ended March 31, 2012		Cumulative results of operations from the date of inception to March 31, 2013

Revenues	$		$		$556,774

Salaries and benefits					693,176
Rent					199,621
Marketing				15,000	157,451
Foreign exchange					17,386
Amortization					217,482
Transfer agent fees				500	74,776
Administration fees					182,083
Professional fees				79,500	283,860
Management fees					189,997
Financial Consulting					49,450
Travel/Meals and Lodging					10,448
Bad Debts					36,202
General and Administration					209,195

Total operating costs				95,000	2,321,127

Loss from operations before taxes				(95,000)	(1,764,353)
Write-off Accounts Payable		516,245			516,245

Write-off of goodwill					(468,128)

Write-off Related Parties		--		--	399,152

Net loss for the period		$516,245		$(95,000)	$(1,317,084)

Basic and diluted earnings (loss) per share		$(0.00)		$(0.00)
Weighted average number of common shares outstanding		103,046,175		103,046,175

The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Statements of Cash Flows for the Nine months Ended March 31, 2013 and 2012 and for the period from January 16, 2008 (date of inception) to March 31, 2013

	Nine months ended March 31, 2013	Nine months ended March 31, 2012	Cumulative results of operations from the date of inception to March 31, 2013
OPERATING ACTIVITIES
Net loss	$516,245	$(95,000)	$(1,317,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash expense - Amortization	-
- Foreign exchange	-
- Write-off goodwill	-
Increase (decrease) in deferred revenue	-
(Increase) in accounts receivable	-
(Increase) decrease in work in process	-
Increase (decrease) in accounts payable	(516,245)	40,000
Increase (decrease) in Due to Related Parties	$-	55,000	604,737

NET CASH USED IN OPERATING ACTIVITIES	-		(712,347)

INVESTING ACTIVITIES
Fixed assets
Goodwill

NET CASH USED IN INVESTING ACTIVITIES	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	103,046
Additional Paid in Capital			609,301

NET CASH PROVIDED BY FINANCING ACTIVITIES	-		712,347

EFFECT OF FOREIGN EXCHANGE ON CASH	-

NET INCREASE (DECREASE) IN CASH	-

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2013
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

For the period from inception, January 16, 2008 through March 31, 2013 the Company has accumulated losses of $1,833,329.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,833,329 as of March 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2013
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

c) Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of nine months or less at the time of issuance to be cash equivalents.

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
March 31, 2013
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

Sync2 Networks Corp
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2013
(Unaudited)

4. FIXED ASSETS

2009	Cost	Accumulated Amortization	Net

Computer equipment	$57,620	$7,240	$50,380
Leasehold improvements	157,160	20,955	136,205
	$214,780	$28,195	$186,585

2012	Cost	Accumulated Amortization	Net

Computer equipment	$-	$-	$-
Leasehold improvements	-	-	-
	$-	$-	$-

RATES OF AMORTIZATION	- Computer equipment	20% per annum declining balance
	- Leasehold improvements	Straight line over five years

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
March 31, 2013
(Unaudited)

5. COMMON STOCK (CONTINUED)

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

6. INCOME TAXES

As of March 31, 2013 the Company had net operating loss carry forwards of approximately $1,833,329 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. RELATED PARTY TRANSACTONS

The Company owes $604,737 to companies related to a shareholder who is also a shareholder of the Company. The loan is unsecured, does not bear interest and has no fixed terms of repayment.

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

NINE MONTH PERIOD ENDED MARCH 31, 2013 COMPARED TO THE NINE MONTH PERIOD ENDED MARCH 31, 2012

Our net loss during the nine-month period ended March 31, 2013 was 516,245 or ($0.00) per share compared to a net loss of ($95,000) or ($0.00) per share during the comparative period to March 31, 2012. The weighted average number of shares outstanding was 103,046,046, for March 31 2013 and 103,046,046 for March 31, 2012.

During the nine-month period ended March 31, 2013 we incurred general and administrative expenses of approximately $0.00 compared to $0 incurred during the comparative period to March 31, 2012. General and administrative expenses incurred during the nine-month periods were generally related to corporate overhead and financial and administrative contracted services.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED MARCH 31, 2013

As at March 31, 2013 our current assets were $604,737 and our total current liabilities were $1,120,982 which resulted in a working capital deficit of $(611,370).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2013 net cash flows used in operating activities was $(0) consisting primarily of a net loss of $(0). Net cash flows used in operating activities was $95,000 for the comparative period to March 31, 2012 and consisting primarily of a net loss of $(95,000).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements from related parties or the issuance of equity and debt instruments. For the nine-month period ended March 31, 2013 we generated no cash. For the period from inception (January 16, 2008) to March 31, 2013 net cash provided by financing activities was $712,347 received from sale of common stock and loans from companies who are owned by a shareholder of the Company.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

GOING CONCERN

The independent auditors' report accompanying our June 30, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

No report required

RESENT SALES OF UNREGISTERED SECURITIES

CONVERSION OF DEBT TO EQUITY

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNC2 NETWORKS CORP

Dated: June 22, 2013	By:	/s/ John Moore
John Moore, President and
Chief Executive Officer

Dated: June 22, 2013	By:	/s/ John Moore
John Moore, Chief Financial Officer