Form 10-K
period 2013-06-30
Sync2 Networks Corp
filed 2013-10-01
CIK 1437750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 333-152551

Sync2 Networks Corp.
(Exact name of registrant as specified in its charter)

Nevada	26-1754034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 NE 114th Street, Suite 2110, Miami, Florida	33181
(Address of principal executive offices)	(Zip Code)

(305) 895-2865
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Title of each class registered:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2012, approximately $123,655.

As of September 24, 2013, there were 103,046,175 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of Sync2 Networks Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

BACKGROUND

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

On May 14, 2009 we changed our name to Sync2 Networks Corp. On December 15, 2009, we shut down the operations of Sync2 Agency Ltd. after incurring substantial operating losses, and subsequently wrote-off the investment in Sync2 Agency Ltd.

Change in Control

On approximately August 14, 2013, there was a change in our control. In accordance with the terms and provisions of that certain escrow agreement dated March 31, 2012 (the "Escrow Agreement"), Warren Gilbert, who is the current President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors, acquired in a private transaction an aggregate of 62,863,800 shares of our restricted common stock representing an equity interest of 61% of the total issued and outstanding shares. The amount of consideration paid was $325,000 and were outside funds from unrelated parties. The shares of common stock were acquired as follows: (i) 51,000,000 shares from Artur Etozov; and (ii) 11,863,800 shares from approximately ten separate shareholders each holding less than 5% of the total issued and outstanding.

BUSINESS OF ISSUER

We are engaged in the business of acquiring and developing internet marketing and web site development entities and/or their individual software programs to assist third-party clients in marketing their products and in maximizing the use of the internet to achieve those third-party clients' ultimate business objectives. More recently we expanded our on-line business consulting activities, by entering into a strategic alliance with prominent systems and infrastructure providers such as "IBM" (attaining IBM Business Partner Status), "Apple" (a part of the I-phone Developer Program), and more complex tri-partite business arrangements with Telus Communications Company and Cisco Systems developing specialized industry-specific software applications.

This new orientation compliments our existing on-line asset management, on-going maintenance and support endeavors, and on-line systems analysis business permitting us to broaden our business activities throughout Canada in turn creating the potential for the development of a more unique array of products and services in an industry with growth potential.

PATENTS AND TRADE MARKS

To date there are no aspects of our business plan that require a patent or trademark or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions for patents or trademarks.

RESEARCH AND DEVELOPMENT

During the last three fiscal years no time was spent on specialized research and development activities and has no plans are contemplated in the future.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of the date of this Annual Report, we have no employees other than our one officer, Warren Gilbert. We do not currently have a formal employment agreement with Mr. Gilbert. We anticipate that we will retain independent contractors as consultants to support our expansion and business development. We are not a party to any employment agreements.

ITEM 1A. RISK FACTORS

An investment in these securities involves an exceptionally high degree of risk and is extremely speculative in nature. Following are what we believe are all the material risks involved if you decide to purchase shares in this offering.

The risks described below are the ones we believe are most important for you to consider. These risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the price of our common stock could decline.

Risks Relating To Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the developmental Further, we may be dependent on sales of our equity securities and debt financing to meet our cash requirements. Although we reflect a net profit of $466,759 for fiscal year ended June 30, 2013, we have incurred losses from operations totaling $1,366,570 since inception to June 30, 2013. As of June 30, 2013, we had an accumulated deficit of $654,223. Further, we do not expect positive cash flow from operations in the near term. We anticipate a change in business operations. Therefore, it is quite likely that additional capital may be required in the event further working capital is necessary because our operating costs will increase beyond our expectations or we encounter greater costs associated with general and administrative expenses or offering costs.

We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms, or at all.

We may need to raise additional funds in order to achieve growth or fund other business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. Additionally, any securities issued to raise funds may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures may be materially limited.

Any existing indebtedness could adversely affect our financial condition and we may not be able to fulfill our debt obligations.

Any proposed indebtedness may contain various covenants that may limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or make other distributions to our stockholders; (iii) make restricted payments; (iv) engage in transactions with affiliates; and (v) enter into proposed business transactions or combinations. These restrictions could limit our ability to withstand general economic downturns that could affect our business, obtain future financing, make acquisitions or capital expenditures, conduct operations or otherwise capitalize on business opportunities that may arise. Additionally, if we incur substantial debt for working capital purposes, we may use a significant portion of our cash flow to pay interest on our outstanding debt, limiting the amount available for working capital, capital expenditures and other general corporate purposes.

We Will Need to Restructure Our Business to Realize Any Profitability and Cash Flow.

Based upon the termination of current business operations and the unknown future business prospects, we will experience significant fluctuations in our operating results and rate of growth. Due to our limited operating history, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of identification of future candidates involving new business operations and consummation of contractual relations. Our current expenses and investments are to a large extent fixed, and we may not be able to adjust our spending quickly enough if our future prospects fall short of our expectations. Any potential revenue growth may not be sustainable and our company-wide percentage growth rate will decrease in the future.

We Depend on the Efforts and Abilities of Our Officers.

We currently have only one officer, Warren Gilbert. Outside demands on our officer's time may prevent him from devoting sufficient time to our operations. In addition, the demands on this individual's time will increase because of our status as a public company. Mr. Gilbert has limited experience in managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company management experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained. We do not currently have any executive compensation agreements. We cannot guaranty that our management will remain with us.

Our Management Ranks are Thin, and Losing or Failing to Add Key Personnel Could affect Our Ability to Successfully Grow Our Business.

Our future performance depends substantially on the continued service of our management. In particular, our success depends upon the continued efforts of our management personnel, including our sole officer, Mr. Gilbert. We cannot guarantee that Mr. Gilbert will remain with us.

The Costs to Meet our Reporting Requirements as a Public Company Subject to the Securities Exchange Act of 1934 will be Substantial and May Result in Us Having Insufficient Funds to Operate our Business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $30,000 per year for the next few years. Those fees will be higher if our business volume and activity increases. Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Our Auditors Have Questioned Our Ability to Continue Operations as a “Going Concern.” Investors May Lose All of Their Investment if We are Unable to Continue Operations and Generate Revenues.

We hope to obtain significant revenues from future product sales. In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital needs, principally through the additional sales of our securities. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, substantial doubt exists about our ability to continue as a going concern.

We are Subject to the Section 15(d) Reporting Requirements Under the Securities Exchange Act of 1934 Which Does Not Require a Company to File All the Same Reports and Information as a Fully Reporting Company Pursuant to Section 12.

We are subject to the Section 15(d) reporting requirements according to the Securities Exchange Act of 1934, or Exchange Act. As a filer subject to Section 15(d) of the Exchange Act:

•	we are not required to prepare proxy or information statements;
•	we will be subject to only limited portions of the tender offer rules;
•	our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company;
•	our officers, directors, and more than ten (10%) percent shareholders are not subject to the short-swing profit recovery provisions of the Exchange Act; and
•	more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

RISKS RELATED TO OUR COMMON STOCK.

Our Officer and Directors Owns Approximately 61% of Our Outstanding Shares of Common Stock, Allowing Him to Control Matters Requiring Approval by Our Shareholders.

Our officer and director beneficially owns, in the aggregate approximately 61% of our outstanding shares of common stock. Such concentrated control of the company may negatively affect the price of our common stock. In addition, our officer and director can control matters requiring approval by our security holders, including the election of directors.

Investors Should not Look to Dividends as a Source of Income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future. Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

The Trading Price of Our Common Stock on the OTC Bulletin Board Will Fluctuate Significantly and Stockholders May Have Difficulty Reselling Their Shares.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; (viii) general economic trends; and ix) Commodity price fluctuation

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 150,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future, including issuances in accordance with contractual terms, and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

Because We May be Subject to the “Penny Stock” Rules, the Level of Trading Activity in our Stock May be Reduced, Which May Make it Difficult for Investors to Sell Their Shares.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Nevada Law and our Articles of Incorporation May Protect our Directors From Certain Types of Lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
.
ITEM 2. DESCRIPTION OF PROPERTY

Our executive, administrative and operating offices are located at 331 Labelle, St-Jerome, Quebec, Canada, J7Z 5L2. On July 5, 2010, we entered into a lease agreement that calls for monthly payments of approximately $1,887 USD. The lease expires on October 31, 2013. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Intellectual Property

We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board and OTCQB under the symbol “SYNW.” The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ OTC:BB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2013	$0.0023	$0.0023
March 31, 2013	$0.002	$0.002
December 31, 2012	$0.0012	$0.0012
September 30, 2012	$0.0018	$0.0018
June 30, 2012	$0.0007	$0.0002
March 31, 2012	$0.001	$0.001

HOLDERS

The approximate number of stockholders of record at June 30, 2013 was 31. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

RECENT SALES OF UNREGISTREED SECURITIES

During fiscal year ended June 30, 2013 and to date, we did not issued any shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2013, we had no compensation plans under which our equity securities were authorized for issuance.

PENNY STOCK REGULATION

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

TRANSFER AGENT

The stock transfer agent for our securities is: Island Stock Transfer Company, 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701 Tel: (727) 289-0010

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended June 30, 2013 and June 30, 2012 together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a developmental stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

Our net profit for fiscal year ended June 30, 2013 was $466.759 compared to a net profit of $304,152 during fiscal year ended June 30, 2012, a decrease of $162,607. During fiscal years ended June 30, 2013 and June 30, 2012, we did not generate any revenue.

During fiscal year ended June 30, 2013, we incurred operating expenses of $49,486 compared to $95,000 incurred during fiscal year ended June 30, 2012, a decrease of $45,514. The decrease in operating expenses was primarily attributable to the decrease in professional fees of $79,500. During fiscal year ended June 30, 2013, operating expenses consisted of: (i) $49,486 in general and administrative expenses (2012: $-0-); (ii) $-0- in marketing (2012: $15,000); (iii) $-0- in transfer agent fees (2012: $500); and (iv) $-0- in professional fees (2012: $79,500). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

We did not incur any management fees to our 7prior officer/director, John Moore, during fiscal years ended June 30, 2013 and June 30, 2012. See "Item 11. Executive Compensation”.

During fiscal year ended June 30, 2013, we incurred net income of $516,245 (2012: $399,152) realized from the write-off of assets and liabilities of the subsidiaries. During fiscal year ended June 30, 2013, we recognized a provision for incomes taxes of $158,637(2012: $94,387), which we incurred as a carryback loss of ($158,637 (2012: $94,387) resulting in a net of $-0-.

Therefore, our net profit and profit per share during fiscal year ended June 30, 2013 was $466,759 or $0.00 per share compared to a net profit and profit per share of $304,152 or $0.00 per share during fiscal year ended June 30, 2012. The weighted average number of shares outstanding was 103,046,175 for both fiscal years ended June 30, 2013 and June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2013

As of June 30, 2013, our current assets were $-0- and our current liabilities were $654,223, which resulted in a working capital deficit of $654,223. As of June 30, 2013, current liabilities were comprised of $654,223 due to related party.

As of June 30, 2013, our total assets were $-0-. There was no increase or decrease in assets from fiscal year ended June 30, 2012.

As of June 30, 2013, our total liabilities were $654,223 comprised entirely of current liabilities. The decrease in liabilities during fiscal year ended June 30, 2013 from fiscal year ended June 30, 2012 was primarily due to the decrease in accounts payable and accrued expenses of $516,245.

Stockholders’ deficit decreased from ($1,120,982) for fiscal year ended June 30, 2012 to ($654,223) for fiscal year ended June 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal years ended June 30, 2013 and June 30, 2012, net cash flows used in operating activities was $-0-. Net cash flows used in operating activities consisted primarily of a net profit of $466,759 (2012: $304,152, which was partially adjusted by increase of $49,486 (2012: $-0-) due to related parties, increase of $516,245 (2012: $155,257) in accrued expenses, and $-0- (2012: $36,202) in accounts receivable.

Cash Flows from Investing Activities

For fiscal years ended June 30, 2013 and June 30, 2012, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For fiscal years ended June30, 2013 and June 30, 2012, net cash flows used in financing activities was $-0-.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business.

Our principal demands for liquidity are to increase business operations and for general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to future business operations, and the expansion of our business, through cash flow provided by funds raised through proceeds from the issuance of debt or equity.

MATERIAL COMMITMENTS

Convertible Debenture

As of June 30, 2013, we have a convertible debenture dated June 30, 2010 in the principal amount of $1,253,095 of which $603,095 has been either converted or paid. The convertible debenture accrues interest at the rate of 5% per annum and is convertible into shares of our common stock at the rate of $0.001 per share.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2013 and June 30, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following describes the recently issued accounting standards used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. Such is the case with accounting for oil and gas activities described below. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.

This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

OFF-BALANCE SHEET ARRANGMENTS.

We have no off-balance sheet arrangements.

IITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

GEORGE STEWART, CPA
316 17TH AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sync2 Networks Corp.

I have audited the accompanying balance sheets of Sync2 Networks Corp. (A Development Stage Company) as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2013 and 2012 and for the period from January 16, 2008 (inception), to June 30, 2013.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sync2 Networks Corp., (A Development Stage Company) as of June 30, 2013 and 2012, and the results of its operations and cash flows for the years ended June 30, 2013 and 2012 and the period from January 16, 2008 (inception), to June 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 3 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington
September 25, 2013

SYNC2 NETWORKS CORP.
(FORMERLY PLETHORA RESOURCES, INC.)
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2013	June 30, 2012
Assets:

Current assets
Cash and cash equivalents	$-	$-
Accounts Receivable	-	-
Inventory	-	-
Deposit	-	-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit:

Current Liabilities
Accounts Payable and Accrued Expenses	$-	$516,245
Due to Related Parties	654,223	604,737
Total Current Liabilities	654,223	1,120,982

Total Liabilities	654,223	1,120,982

Stockholders’ Equity:
Common Stock, 150,000,000 shares authorized and 103,046,175 shares issued@.001 par value, respectively	103,046	103,046
Additional Paid in Capital	609,301	609,301
Other Comprehensive Income (Loss)	(705,714)	(705,714)
Deficit accumulated during development stage	(660,856)	(1,127,615)
Total stockholders' equity (Deficit)	(654,223)	(1,120,982)

Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SYNC2 NETWORKS CORP.
(FORMERLY PLETHORA RESOURCES, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended June 30,		January 16,2008 (Inception) to June 30,
	2013	2012	2013

Revenue	$-	$-	$556,774

Expenses:
Salaries and Benefit	-	-	693,176
Rent	-	-	199,621
Marketing	-	15,000	157,451
Foreign Exchange	-	-	17,386
Amortization	-	-	217,482
Transfer Agent Fees	-	500	74,776
Professional Fees	-	79,500	283,860
Management Fees	-	-	189,997
Administration Fees	-	-	182,083
Financial Consulting	-	-	49,450
Travel, Meals and lodging	-	-	10,448
Bad Debts	-	-	36,202
General and Administrative	49,486	-	258,681
Total Operating Costs	49,486	95,000	2,370,613

Loss from Operations	(49,486)	(95,000)	(1,813,839)

Net Income( Loss )from the write off of assets and liabilities of the subsidiaries	516,245	399,152	447,269

Net Income (loss) for the year	$466,759	$304,152	$(1,366,570)

Provision for Income Taxes	158,637	94,387	-

Extraordinary Item:
Carryback Losses	(158,637)	(94,387)	-

Net Profit (Loss)	$466,759	$304,152	$(1,366,570)

Loss Per Share
Basic and Diluted	0.00	0.00

Weighted average shares outstanding basic and diluted	103,046,175	103,046,175

The accompanying notes are an integral part of these unaudited financial statements.

SYNC2 NETWORKS CORP.
(FORMERLY PLETHORA RESOURCES, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended June 30, 2013	For the year ended June 30, 2012	For the Period of January 16, 2008 (Inception) to June 30, 2013
Cash flows from operating activities:
Net Profit (Loss) for the period	$466,759	$(387,459)	$(1,366,570)
Stock Issued	-	-	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Increase) Decrease in Inventory	-	-	-
(Increase) Decrease in Accounts Receivable	-	36,202	-
Increase in Due to Related Parties	49,486	196,000	654,223
Increase in Accounts Payable and Accrued Expenses	(516,245)	155,257	-
Net cash (used) by operating activities	-	-	(712,347)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	103,046
Additional Paid in Capital	-	-	609,301
Net cash provided by financing activities	-	-	712,347

Net increase (decrease) in cash	-	-	-
Cash – beginning	-	-	-
Cash – ending	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

SYNC2 NETWORKS CORP.
(FORMERLY PLETHORA RESOURCES, INC.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
Inception to June 30, 2013

	Common Shares	Common Stock	Additional Paid in Capital	Retained Deficit	Total

Common Stock issued for cash April 15, 2008	51,000,000	51,000	$(48,000)	$-	$3,000
Common Stock issued for cash April 24, 2008	22,100,000	22,100	(15,600)	-	6,500
Common Stock issued for cash May 28, 2008	12,750,000	12,750	2,250	-	15,000
Net Loss for the year ended June 30, 2008				(1,283)	(1,283)
Balance June 30, 2008	85,850,000	85,850	(61,350)	(1,283)	23,217
Net Loss for the year ended June 30, 2009				(245,220)	(245,220)
Balance June 30, 2009	85,850,000	85,810	(61,350)	(246,503)	(222,003)
Common Stock issued April 1, 2010	17,196,175	17,196	670,651	-	687,847
Net loss for the year ended June 30, 2010				(1,503,519)	(1,503,519)
Balance June 30, 2010	103,046,175	103,046	609,301	(1,750,022)	(1,037,675)
Net loss for the year ended June 30, 2011	-	-	-	(387,459)	(387,459)
Balance June 30, 2011	103,046,175	103,046	609,301	(2,137,481)	(1,425,134)
Net profit for the year ended June 30, 2012	-	-	-	304,152	304,125
Balance June 30, 2012	103,046,175	103,046	609,301	(1,833,329)	(1,120,982)
Net profit for the year ended June 30, 2013	-	-	-	466,759	466,759
Balance June 30, 2013	103,046,175	103,046	$609,301	$(1,366,570)	$654,223

The accompanying notes are an integral part of these unaudited financial statements.

SYNC2 NETWORKS CORP.
 (FORMERLY PLETHORA RESOURCES, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Sync2 Networks Corp. (the “Company”) was formed on January 16, 2008 in the state of Nevada under the name Plethora Resources, Inc. as a development stage enterprise. The Company was originally organized to engage in the business of consulting to oil and gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia.

On June 25, 2009 the Company purchased the assets and business of Sync2 International Ltd in exchange for the assumption of all outstanding debts of Sync2 Agency Ltd. (“Agency” is a wholly owned subsidiary of Sync2 International Ltd., a web development and web property management company. Effective May 14, 2009 the Company changed its name to Sync2 Networks Corp. On December 15, 2009, the Company shut down operations of Sync2 Agency Ltd after incurring substantial losses.

The Company’s business plan is to be an interactive marketing firm that designs, builds, implements and optimizes strategic interactive web networks and internet marketing programs that acquire convert and retain customers for clients.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. Although the Company has recognized some nominal amount of income since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.

Equipment

Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes computer equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets as of June 30, 2013 and 2012.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

 The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

There were no potentially dilutive shares outstanding as of March 31, 2013 or December 31, 2012.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were zero for all periods.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

The following accounting standards were issued as of December 26, 2011:

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.
This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,366,570 at June 30, 2013.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company has started to sell electronic cigarettes.

NOTE 4 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 5 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Deferred Tax Assets – Non-current:
NOL Carryover	$158,637	$94,387
Payroll Accrual	-	-
Less valuation allowance	(158,637)	(94,387)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2013 and 2012 due to the following:

	2013	2012

Book Income	$466,759	$304,152
Meals and Entertainment	-	-
Stock for Services	-	-
Accrued Payroll	-	-
Valuation allowance	(466,759)	(304,152)
	$-	$-

At June 30, 2013, the Company had net operating loss that may be offset against future taxable income from the year 2013 to 2033. No tax benefit has been reported in the June 30, 2013 and 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 6– SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there was no reportable subsequent event to be disclosed.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements on accounting or financial disclosure issues. In June 2012, we engaged George Stewart, CPA to audit our financial statements for the period ended June 30, 2012. Prior to his engagement, we had not consulted with George Stewart with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management’s annual report on internal control over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

•
Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position

Warren Gilbert	63	President/Chief Executive Officer, Secretary/Treasurer/Chief Financial Officer and a Director

Warren Gilbert. Mr. Gilbert has been our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a director since July 18, 2013. During the past ten years, Mr. Gilbert has been the president of Gilder Funding Corporation, a venture capital and private equity investment firm located in Miami, Florida. Gilder Funding Corporation has focused its investment activity primarily by providing seed capital and financial advice to starting and expanding companies. In addition, Mr. Gilbert is the money manager and managing director for New Amsterdam Investment Fund, an offshore hedge fund based in the Bahamas. Mr. Gilbert is a portfolio manager.

Mr. Gilbert is a Grand Founder of the Miami Jewish Home at Douglas Gardens and a member of its board of directors. He also provides philanthropic support to Mount Sinai.

Mr. Gilbert graduated from New York University with a Bachelor of Arts degree. Mr. Gilbert also graduated from the Stern School of Business at New York University.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist), serve at the discretion of the board. Currently, our directors receive no compensation.

There is no family relationship between any of our officers or directors. For the past ten years, there have been no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.

CORPORATE GOVERNANCE

Committees

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors believes it is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2013/14. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

Code of Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Director Independence

Our director is not deemed independent. Our director also holds positions as an officer.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended June 30, 2013 and June 30, 2012.

	Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John Moore, President/CEO,	2013	0	0	0	0	0	0	0	0
Secretary, Treasurer/CFO	2012	0	0	0	0	0	0	0	0

Mr. Moore resigned effective July 18, 2013 as the President/CEO, Secretary, Treasurer/CFO.

OUTSTANDING EQUITY AWARDS

We do not have any effective stock option or other equity award plans. Therefore, as of June 30, 2013, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

John Moore President/CEO, Secretary, Treasurer/CFO	0	0	0	0	0	0	0	0	0

LONG TERM INCENTIVE PLANS.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal year ended June 30, 2013:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

John Moore	0	0	0	0	0	0	0

Mr. Moore entered into a release with us dated July 18, 2012 pursuant to which we paid $5,000 to Mr. Moore for reimbursement of out of pocket expenses incurred during performance of his role as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On approximately August 14, 2013, there was a change in our control. In accordance with the terms and provisions of that certain escrow agreement dated March 31, 2012 (the "Escrow Agreement"), Warren Gilbert, who is our current President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors, acquired in a private transaction an aggregate of 62,863,800 shares of our restricted common stock representing an equity interest of 61% of the total issued and outstanding shares. The amount of consideration paid was $325,000 and were outside funds from unrelated parties. The shares of common stock were acquired as follows: (i) 51,000,000 shares from Artur Etozov; and (ii) 11,863,800 shares from approximately ten separate shareholders each holding less than 5% of the total issued and outstanding.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Annual Report by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Officers and Directors
Common Stock	Warren Gilbert 9540 NW 10th Street Plantation, Florida 33322	62,863,800 shares,	61.0%

5% or GreaterBeneficial Owners	None
Common Stock	All directors and named executive officers as a group (1 person)	62,863,800 shares	61.0%

(1)	Percentage of beneficial ownership of our common stock is based on 103,046,175 shares of common stock outstanding as of the date of this Annual Report.

Changes in Control

Other than as described above, our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related party transactions.

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

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. PRINCI[PAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2013 and June 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $9,000 and $9,000, respectively.

Audit-Related Fees

For the fiscal years ended June 30, 2013 and June 30, 2012, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal years ended June 30, 2013 and June 30, 2012, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on
3.3	Bylaws, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Taxonomy Presentation Linkbase**

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sync2 Networks Corp. a Nevada corporation

September 30, 2013	By:	/s/ Warren Gilbert
Warren Gilbert
	Its:	President, Director
(Principal Executive Officer)

September 30, 2013	By:	/s/ Warren Gilbert
Warren Gilbert
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 30, 2013	By:	/s/ Warren Gilbert
Warren Gilbert
	Its:	Director