Form 10-Q
period 2013-09-30
Sync2 Networks Corp
filed 2013-11-20
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-152551

SYNC2 NETWORKS CORP.
(Name of small business issuer in its charter)

Nevada	26-1754034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 NE 114th Street
Suite 2110
Miami, Florida 33181
(Address of principal executive offices)

(305) 895-2865
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 18, 2013
Common Stock, $0.001	103,046,175

SYNC2 NETWORKS CORP.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

PART I

ITEM 1. FINANCIAL STATEMENTS

SYNC2 NETWORKS CORP.
(FORMERLY PLETHORA RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEETS

Assets:	September 30, 2013	June 30, 2013
Current assets
Cash and cash equivalents	$-	$-
Accounts Receivable	-	-
Inventory	-	-
Deposit	-	-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit:
Current Liabilities
Accounts Payable and Accrued Expenses	$-	$-
Due to Related Parties	659,023	654,223
Total Current Liabilities	659,023	654,223

Total Liabilities	659,023	654,223

Stockholders’ Equity:
Common Stock, 150,000,000 shares authorized and 103,046,175 shares issued @.001 par value, respectively	103,046	103,046
Additional Paid in Capital	609,301	609,301
Other Comprehensive Income (Loss)	(705,714)	(705,714)
Deficit accumulated during development stage	(665,656)	(660,856)
Total stockholders' equity (Deficit)	(659,023)	(1,120,982)

Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

SYNC2 NETWORKS CORP.
(FORMERLY PLETHORA RESOURCES, INC)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		January 16, 2008 (Inception) to September 30,
	2013	2012	2013

Revenue	$-	$-	$556,774

Expenses:
Salaries and Benefit	-	-	693,176
Rent	-	-	199,621
Marketing	-	-	157,451
Foreign Exchange	-	-	17,386
Amortization	-	-	217,482
Transfer Agent Fees	1,800	-	76,576
Professional Fees	3,000	-	286,860
Management Fees	-	-	189,997
Administration Fees	-	-	182,083
Financial Consulting	-	-	49,450
Travel, Meals and lodging	-	-	10,448
Bad Debts	-	-	36,202
General and Administrative	-	-	258,681
Total Operating Costs	4,800	-	2,375,413

Loss from Operations	(4,800)	-	(1,818,639)

Net Income (Loss) from the write off of assets and liabilities of the subsidiaries	-	-	447,269

Net Income (Loss) for the period	$(4,800)	-	$(1,371,370)

Provision for Income Taxes	-	-

Extraordinary Item: Carry back Losses	-	-

Net Profit (Loss)	$(4,800)	-	$(1,371,370)

Loss Per Share
Basic and Diluted	0.00	0.00

Weighted average shares outstanding basic and diluted	103,046,175	103,046,175	-

The accompanying notes are an integral part of these unaudited financial statements.

SYNC2 NETWORKS CORP.
(FORMERLY PLETHORA RESOURCES, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the quarter ended September 30, 2013	For the quarter ended September 30, 2012	For the Period of January 16, 2008 (Inception) to September 30, 2013
Cash flows from operating activities:
Net Profit (Loss) for the period	$(4,800)	-	$(1,371,370)
Stock Issued	-	-	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Increase) Decrease in Inventory	-	-	-
(Increase) Decrease in Accounts Receivable	-	-	-
Increase in Due to Related Parties	4,800	-	659,023
Increase in Accounts Payable and Accrued Expenses	-	-	-
Net cash (used) by operating activities	-	-	(712,347)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	103,046
Additional Paid in Capital	-	-	609,301
Net cash provided by financing activities	-	-	712,347

Net increase (decrease) in cash	-	-	-
Cash – beginning	-	-	-
Cash – ending	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

SYNC2 NETWORKS CORP.
(FORMERLY PLETHORA RESOURCES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
Inception to September 30, 2013

	Common Shares	Common Stock	Additional Paid in Capital	Retained Deficit	Total
Common Stock issued for cash April 15, 2008	51,000,000	51,000	$ (48,000)	$ -	$ 3,000
Common Stock issued for cash April 24, 2008	22,100,000	22,100	(15,600)	-	6,500
Common Stock issued for cash May 28, 2008	12,750,000	12,750	2,250	-	15,000
Net Loss for the year ended June 30, 2008				(1,283)	(1,283)
Balance June 30, 2008	85,850,000	85,850	(61,350)	(1,283)	23,217
Net Loss for the year ended June 30, 2009				(245,220)	(245,220)
Balance June 30, 2009	85,850,000	85,810	(61,350)	(246,503)	(222,003)
Common Stock issued April 1, 2010	17,196,175	17,196	670,651	-	687,847
Net loss for the year ended June 30, 2010				(1,503,519)	(1,503,519)
Balance June 30, 2010	103,046,175	103,046	609,301	(1,750,022)	(1,037,675)
Net loss for the year ended June 30, 2011	-	-	-	(387,459)	(387,459)
Balance June 30, 2011	103,046,175	103,046	609,301	(2,137,481)	(1,425,134)
Net profit for the year ended June 30, 2012	-	-	-	304,152	304,125
Balance June 30, 2012	103,046,175	103,046	609,301	(1,833,329)	(1,120,982)
Net profit for the year ended June 30, 2013	-	-	-	466,759	466,759
Balance June 30, 2013	103,046,175	103,046	$ 609,301	$ (1,366,570)	$ 654,223
Net (Loss) for the quarter September 30, 2013				(4,800)	(4,800)

Balance September 30, 2013	103,046,175	103,046	609,301	(1,371,370)	649,423

The accompanying notes are an integral part of these unaudited financial statements.

SYNC2 NETWORKS CORP.
 (FORMERLY PLETHORA RESOURCES, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2013 and 2012.

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

There were no potentially dilutive shares outstanding as of September 30, 2013 or June 30, 2013.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,371,370 at September 30, 2013.

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

Net deferred tax assets consist of the following components as of September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Deferred Tax Assets – Non-current:

NOL Carryover	$158,637	$94,387
Payroll Accrual	-	-
Less valuation allowance	(158,637)	(94,387)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended September 30, 2013 and 2012 due to the following:

	2013	2012

Book Income	$466,759	$304,152
Meals and Entertainment	-	-
Stock for Services	-	-
Accrued Payroll	-	-
Valuation allowance	(466,759)	(304,152)
	$-	$-

At September 30, 2013, the Company had net operating loss that may be offset against future taxable income from the year 2013 to 2033. No tax benefit has been reported in the September 30, 2013 and 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there was no reportable subsequent event to be disclosed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

This new orientation compliments our existing on-line asset management, on-going maintenance and support endeavors, and on-line systems analysis business permitting us to broaden our business activities in turn creating the potential for the development of a more unique array of products and services in an industry with growth potential.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a development stage company and have not generated any revenue. We have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We believe we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2013 Compared to Three Month Period Ended September 30, 2012.

Our net loss for the three month period ended September 30, 2013 was $4,800 compared to a net loss of $-0- during the three month period ended September 30, 2012, an increase of $4,800. We generated no revenue for the three month periods ended September 30, 2013 and September 30, 2012, respectively.

During the three month period ended September 30, 2013, we incurred operating expenses of $4,800 compared to $-0- incurred during the three month period ended September 30, 2012, an increase of $4,800. During the three month period ended September 30, 2013, operating expenses consisted of professional fees of $3,000, which included legal, auditor and edgarizing, and transfer agent fees of $1,800.

Loss from operations for the three month period ended September 30, 2013 was $4,800 compared to loss from operations of $-0- during the three month period ended September 30, 2012. Operating expenses increased during the three month period ended September 30, 2013 generally due to increased professional fees based upon the increase in scope and activity of business operations.

Therefore, we realized a net loss of $4,800 or $0.00 for the three month period ended September 30, 2013 compared to a net loss of $-0- or $0.00 for the three month period ended September  30, 2012. The weighted average number of shares outstanding was 103,046,175 for both three month periods ended September 30, 2013 and September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, our current assets were $-0- and our current liabilities were $659,023, which resulted in a working capital deficit of $659,023. As of September 30, 2013, current liabilities were comprised of $659,023 due to related parties.

As of fiscal year ended June 30, 2013, our total assets were $-0- and our total liabilities were $654,223 comprised entirely of current liabilities. The slight increase in liabilities during the three month period ended September 30, 2013 from fiscal year ended June 30, 2013 was primarily due to the slight increase in amounts due to related parties of $4,800.

Stockholders’ deficit decreased from $1,120,982 at June 30, 2013 to $659,023 as of September 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the three month period ended September 30, 2013, net cash flows used in operating activities was $-0- compared to $-0- used during the three month period ended September 30, 2012. Net cash flows used in operating activities for the three month period ended September 30, 2013 consisted primarily of a net loss of $4,800, which was changed by an increase in amounts due to related parties of $4,800.

Cash Flows from Investing Activities

For the three month periods ended September 30, 2013 and 2012, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our prior operations primarily from debt or the issuance of equity instruments. For the three month periods ended September 30, 2013 and September 30, 2012, net cash flows provided from financing activities was $-0-.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business.

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment and/or inventory, and the expansion of our business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. We may finance expenses with further issuances of securities and debt issuances. Any additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

Convertible Debentures

As of September 30, 2013, we have a convertible debenture dated June 30, 2010 in the principal amount of $1,253,095 of which $603,095 has been either converted or paid. The convertible debenture accrues interest at the rate of 5% per annum and is convertible into shares of our common stock at the rate of $0.001 per share.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations.

Interest Rate

Interest rates in the United States are generally stable. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However, our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

Management’s report on internal control over financial reporting.

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

●
Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

●
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

There were no significant changes in our internal control over financial reporting during the first quarter of the fiscal year ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2014. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Our Board of Directors accepted the resignation from John Moore as the sole officer and sole member of the Board of Directors effective July 18, 2013. Simultaneously, the Board of Directors appointed Warren Gilbert as our President/Chief Executive Officer, Secretary/Treasurer/Chief Financial Officer and the sole member of the Board of Directors effective July 18, 2013.

Biography

During the past ten years, Warren Gilbert has been the president of Gilder Funding Corporation, a venture capital and private equity investment firm located in Miami, Florida. Gilder Funding Corporation has focused its investment activity primarily by providing seed capital and financial advice to starting and expanding companies. In addition, Mr. Gilbert is the money manager and managing director for New Amsterdam Investment Fund, an offshore hedge fund based in the Bahamas. Mr. Gilbert is a portfolio manager. Mr. Gilbert is a Grand Founder of the Miami Jewish Home at Douglas Gardens and a member of its board of directors. He also provides philanthropic support to Mount Sinai.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 18, 2013 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Officers and Directors
Common Stock	Warren Gilbert 9540 NW 10th Street Plantation, Florida 33322	62,863,800 shares	61.0%
5% or Greater Beneficial Owners	None
Common Stock	All directors and named executive officers as a group (1 person)	62,863,800 shares	61.0%

(1)	Percentage of beneficial ownership of our common stock is based on 103,046,175 shares of common stock outstanding as of the date of the table.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

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

*Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SYNC2NETWORKS CORP.
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 2013	By:	/s/ Warren Gilbert
Warren Gilbert
	Its:	Chief Executive Officer/President, Secretary,
Treasurer/Chief Financial Officer and Director