Form 10-Q
period 2013-12-31
Sync2 Networks Corp
filed 2014-02-18
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 13, 2014
Common Stock, $0.001	103,046,175

SYNC2 NETWORKS CORP.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2013

INDEX

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
		20
Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosure	20
Item 5.	Other information	20
Item 6.	Exhibits	22

SIGNATURES		23

PART I

ITEM 1. FINANCIAL STATEMENTS

SYNC2 NETWORKS CORP.
(FORMERLY PLETHORA RESOURCES, INC.)
(A Development Stage Company)
BALANCE SHEETS

Assets:	December 31, 2013	June 30, 2013
Current assets
Cash and cash equivalents	$296	$-
Accounts Receivable	-	-
Inventory	-	-
Deposit	-	-
Total Current Assets	296	-

Total Assets	$296	$-

Liabilities and Stockholders' Deficit:
Current Liabilities
Accounts Payable and Accrued Expenses	$-	$-
Due to Related Parties	670,023	654,223
Total Current Liabilities	670,023	654,223

Total Liabilities	670,023	654,223

Stockholders’ Equity:
Common Stock, 150,000,000 shares authorized and 103,046,175 shares issued@.001 par value, respectively	103,046	103,046
Additional Paid in Capital	609,301	609,301
Other Comprehensive Income (Loss)	(705,714)	(705,714)
Deficit accumulated during development stage	(676,360)	(660,856)
Total stockholders' equity (Deficit)	(669,727)	(1,120,982)

Total liabilities and stockholders' equity	$296	$-

The accompanying notes are an integral part of these unaudited financial statements.

SYNC2 NETWORKS CORP.
(FORMERLY PLETHORA RESOURCES, INC)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,		January 16, 2008 (Inception) to December 31,
	2013	2012	2013	2012	2013

Revenue	$-	$-			$556,774

Expenses:
Salaries and Benefit	-	-			693,176
Rent	-	-			199,621
Marketing	-	-			157,451
Foreign Exchange	-	-			17,386
Amortization	-	-			217,482
Transfer Agent Fees	7,574	-	9,374		84,150
Professional Fees	3,000	-	6,000		289,860
Management Fees	-	-			189,997
Administration Fees	-	-			182,083
Financial Consulting	-	-			49,450
Travel, Meals and lodging	-	-			10,448
Bad Debts	-	-			36,202
General and Administrative	130	-	130		258,811
Total Operating Costs	10,704	-	15,504	-	2,386,117

Loss from Operations	(10,704)	-	(15,504)	-	(1,829,343)

Net Income (Loss) from the write off of assets and liabilities of the subsidiaries	-	-			447,269

Net Income (loss) for the period	$(10,704)	-	(15,504)		$(1,382,074)

Provision for Income Taxes	-	-

Extraordinary Item:
Carryback Losses	-	-

Net Profit (Loss)	$(10,704)	-	(15,504)		$(1,382,074)

Loss Per Share
Basic and Diluted	0.00	0.00	0.00	0.00

Weighted average shares outstanding basic and diluted	103,046,175	103,046,175	103,046,175	103,046,175	-

The accompanying notes are an integral part of these unaudited financial statements.

SYNC2 NETWORKS CORP.
(FORMERLY PLETHORA RESOURCES, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the six months ended December 31, 2013	For the six months ended December 31, 2012	For the Period of January 16, 2008 (Inception) to December 31, 2013
Cash flows from operating activities:
Net Profit (Loss) for the period	$(15,504)	-	$(1,382,074)
Stock Issued	-	-	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Increase) Decrease in Inventory	-	-	-
(Increase) Decrease in Accounts Receivable	-	-	-
Increase in Due to Related Parties	15,800	-	670,023
Increase in Accounts Payable and Accrued Expenses	-	-	-
Net cash (used) by operating activities	296	-	(712,051)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	103,046
Additional Paid in Capital	-	-	609,301
Net cash provided by financing activities	-	-	712,347

Net increase (decrease) in cash	296	-	296
Cash – beginning	-	-	-
Cash – ending	296	-	296

The accompanying notes are an integral part of these unaudited financial statements.

SYNC2 NETWORKS CORP.
(FORMERLY PLETHORA RESOURCES, INC.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
Inception to December 31, 2013

	Common Shares	Common Stock	Additional Paid in Capital	Retained Deficit	Total

Common Stock issued for cash April 15, 2008	51,000,000	51,000	$(48,000)	$-	$3,000
Common Stock issued for cash April 24, 2008	22,100,000	22,100	(15,600)	-	6,500
Common Stock issued for cash May 28, 2008	12,750,000	12,750	2,250	-	15,000
Net Loss for the year ended June 30, 2008				(1,283)	(1,283)
Balance June 30, 2008	85,850,000	85,850	(61,350)	(1,283)	23,217
Net Loss for the year ended June 30, 2009				(245,220)	(245,220)
Balance June 30, 2009	85,850,000	85,810	(61,350)	(246,503)	(222,003)
Common Stock issued April 1, 2010	17,196,175	17,196	670,651	-	687,847
Net loss for the year ended June 30, 2010				(1,503,519)	(1,503,519)
Balance June 30, 2010	103,046,175	103,046	609,301	(1,750,022)	(1,037,675)
Net loss for the year ended June 30, 2011	-	-	-	(387,459)	(387,459)
Balance June 30, 2011	103,046,175	103,046	609,301	(2,137,481)	(1,425,134)
Net profit for the year ended June 30, 2012	-	-	-	304,152	304,125
Balance June 30, 2012	103,046,175	103,046	609,301	(1,833,329)	(1,120,982)
Net profit for the year ended June 30, 2013	-	-	-	466,759	466,759
Balance June 30, 2013	103,046,175	103,046	$609,301	$(1,366,570)	$654,223
Net (Loss) for the period ended December 31, 2013				(15,504)	(15,504)
Balance December 31, 2013	103,046,175	103,046	609,301	(1,382,074)	(669,727)

The accompanying notes are an integral part of these unaudited financial statements.

SYNC2 NETWORKS CORP.
 (FORMERLY PLETHORA RESOURCES, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2013 or June 30, 2013.

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

There were no potentially dilutive shares outstanding as of December 31, 2013 or June 30, 2013.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,382,074 at December 31, 2013.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to Related Parties

The Company has been advanced funds to pay for operations by an officer. Terms are without interest payable on demand.

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

Information Statement on Form 14C

On November 25, 2013, we filed an Information Statement on Form 14(c) with the Securities and Exchange Commission, which was furnished to all holders of our common stock as of October 9, 2013, in connection with the action taken by written consent of holders of a majority of the outstanding voting power of the Company to authorize the following: (i) ratification of an amendment to the articles of incorporation (the "Name Change Amendment") to change our name from "Sync2 Networks Corp." to "Trex Acquisition Corp." (the "Name Change"); and (vi) ratification of a reverse stock split of one for one thousand (1:1,000) of our shares of common stock (the "Reverse Stock Split").

The name of the shareholder of record who holds in the aggregate a majority of our total issued and outstanding common stock and who signed the written consent of stockholders was Warren Gilbert holding of record 62,863,800 shares of common stock (61%).

These actions were approved by written consent on October 9, 2013 by our Board of Directors and a majority of holders of our voting capital stock, in accordance with Nevada Revised Statutes. Our directors and majority of the shareholders of our outstanding capital stock, as of the record date of October 9, 2013 have approved the Name Change Amendment and the Reverse Split as determined were in the best interests of our Company and shareholders.

After review by the Securities and Exchange Commission, we filed the definitive Information Statement on December 13, 2013. As of the date of this Quarterly Report, the definitive Information Statement has been mailed and distributed to our shareholders of record. We have filed the appropriate documentation with FINRA to effect the Name Change Amendment and the Reverse Stock Split. We anticipate that the Name Change and Reverse Stock Split will be effected by FINRA within the next 14 days.

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

However, based upon the effective date of the Name Change, we anticipate that the nature of our business operations will change.

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

Six Month Period Ended December 31, 2013 Compared to Six Month Period Ended December 31, 2012.

Our net loss for the six month period ended December 31, 2013 was $15,504 compared to a net loss of $-0- during the six month period ended December 31, 2012, an increase of $15,504. We generated no revenue for the six month periods ended December 31, 2013 and December 31, 2012, respectively.

During the six month period ended December 31, 2013, we incurred operating expenses of $15,504 compared to $-0- incurred during the six month period ended December 31, 2012, an increase of $15,504. During the six month period ended December 31, 2013, operating expenses consisted of professional fees of $6,000, which included legal, auditor and edgarizing, and transfer agent fees of $9,374.

Loss from operations for the six month period ended December 31, 2013 was $15,504 compared to loss from operations of $-0- during the six month period ended December 31, 2012. Operating expenses increased during the six month period ended December 31, 2013 generally due to increased professional fees based upon the increase in scope and activity of business operations.

Therefore, we realized a net loss of $15,504 or $0.00 for the six month period ended December 31, 2013 compared to a net loss of $-0- or $0.00 for the six month period ended December 31, 2012. The weighted average number of shares outstanding was 103,046,175 for both six month periods ended December 31, 2013 and December 31, 2012.

Three Month Period Ended December 31, 2013 Compared to Three Month Period Ended December 31, 2012.

Our net loss for the three month period ended December 31, 2013 was $10,704 compared to a net loss of $-0- during the three month period ended December 31, 2012, an increase of $10,704. We generated no revenue for the three month periods ended December 31, 2013 and December 31, 2012, respectively.

During the three month period ended December 31, 2013, we incurred operating expenses of $10,704 compared to $-0- incurred during the three month period ended December 31, 2012, an increase of $10,704. During the three month period ended December 31, 2013, operating expenses consisted of professional fees of $3,000, which included legal, auditor and edgarizing, and transfer agent fees of $7,574.

Loss from operations for the three month period ended December 31, 2013 was $10,704 compared to loss from operations of $-0- during the three month period ended December 31, 2012. Operating expenses increased during the three month period ended December 31, 2013 generally due to increased professional fees based upon the increase in scope and activity of business operations.

Therefore, we realized a net loss of $10,704 or $0.00 for the three month period ended December 31, 2013 compared to a net loss of $-0- or $0.00 for the three month period ended December 31, 2012. The weighted average number of shares outstanding was 103,046,175 for both three month periods ended December 31, 2013 and December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, our current assets were $296 and our current liabilities were $670,023, which resulted in a working capital deficit of $669,727. As of December 31, 2014, current assets were comprised of $296 in cash. As of December 31, 2013, current liabilities were comprised of $670,023 due to related parties.

As of fiscal year ended June 30, 2013, our total assets were $-0- and our total liabilities were $654,223 comprised entirely of current liabilities. The slight increase in liabilities during the six month period ended December 31, 2013 from fiscal year ended June 30, 2013 was primarily due to the increase in amounts due to related parties of $15,800.

Stockholders’ deficit decreased from $1,120,982 at June 30, 2013 to $669,727 as of December 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the six month period ended December 31, 2013, net cash flows used in operating activities was $296 compared to $-0- used during the six month period ended December 31, 2012. Net cash flows used in operating activities for the six month period ended December 31, 2013 consisted primarily of a net loss of $15,504, which was changed by an increase in amounts due to related parties of $15,800.

Cash Flows from Investing Activities

For the six month periods ended December 31, 2013 and 2012, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our prior operations primarily from debt or the issuance of equity instruments. For the six month periods ended December 31, 2013 and December 31, 2012, net cash flows provided from financing activities was $-0-.

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

MATERIAL COMMITMENTS

Convertible Debentures

As of December 31, 2013, we have a convertible debenture dated June 30, 2010 in the principal amount of $1,253,095 of which $603,095 has been either converted or paid. The convertible debenture accrues interest at the rate of 5% per annum and is convertible into shares of our common stock at the rate of $0.001 per share.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the second quarter of the fiscal year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Frank Horkey

Our Board of Directors appointed Frank J. Horkey, CPA, CFST, as a member of the Board of Directors and our Vice-President effective as of January 14, 2014.

Biography. During the past ten years, Mr. Horkey has been engaged as an auditor and a certified public accountant. Mr. Horkey currently is the founder and manager of Horkey & Associates, which is a public accounting firm located in West Broward, Florida. In 1978, Mr. Horkey commenced his career with Touche Ross (which is now called Deloitte Touche), an international public accounting firm, in Miami, Florida. After three years, he started his own public accounting firm and through subsequent mergers was a partner through 1991 in one of the largest accounting firms in western Broward County. Mr. Horkey has taught courses on accounting, auditing and taxation issues, and has written a variety of articles on diverse tax topics, such as home office deductions, and accounting and auditing topics such as audits of small businesses. Mr. Horkey's clients have included large corporations, small businesses, professionals, not-for-profit organizations, municipalities and other governmental entities. Mr. Horkey was the audit partner on one of the pilot single audits performed on a large governmental unit in 1981, and was involved in the development and application of the single audit process with the Office of Management and Budget and the General Accounting Office.

Mr. Horkey earned a Bachelor of Science in Accounting from Florida Atlantic University and has been certified by the State of Florida as a Certified Public Accountant since April 1979. He is a member of the American Institute of Certified Public Accountants as well as the Florida Institute of Certified Public Accountants. He also holds the designation as Certified in Florida Sales Tax, a specialty designation awarded jointly by the Florida Board of Accountancy and the Florida Institute of Certified Public Accountants.

Mr. Horkey is also a 1993 graduate of Leadership Broward and 1987 President of the Sunrise Chamber of Commerce. He has been a member of the Broward Workforce Development Board since 1993 and Chair of its Audit Committee. Mr. Horkey is the 1995 recipient of the "Small Business Person of the Year" award from the Sunrise Chamber of Commerce, and a two-time finalist for the South Florida "Up and Comers" Award in accounting. He was also Chair of the Sole Practitioners Committee of the Florida Institute of Certified Public Accountants for two years.

Mr. Horkey's community involvement also extends into the education environment. He was a member of the School Board of Broward County Audit Committee for ten years, Chair of the Sunrise Chamber of Commerce Education Committee for three years, and co-founder of the Sunrise Chamber "One for the Kids" Program (which matches business people who have specific skills with schools and/or students with matching needs). He also worked on the Broward Education Planning Initiative, which was the first countywide effort to address school overcrowding.

Warren Gilbert

Our Board of Directors accepted the resignation from John Moore as the sole officer and sole member of the Board of Directors effective July 18, 2013. Simultaneously, the Board of Directors appointed Warren Gilbert as our President/Chief Executive Officer, Secretary/Treasurer/Chief Financial Officer and the sole member of the Board of Directors effective July 18, 2013.

Biography. During the past ten years, Warren Gilbert has been the president of Gilder Funding Corporation, a venture capital and private equity investment firm located in Miami, Florida. Gilder Funding Corporation has focused its investment activity primarily by providing seed capital and financial advice to starting and expanding companies. In addition, Mr. Gilbert is the money manager and managing director for New Amsterdam Investment Fund, an offshore hedge fund based in the Bahamas. Mr. Gilbert is a portfolio manager. Mr. Gilbert is a Grand Founder of the Miami Jewish Home at Douglas Gardens and a member of its board of directors. He also provides philanthropic support to Mount Sinai.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 13, 2014 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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
______________
* Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SYNC2 NETWORKS CORP.
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 18, 2014	By:	/s/ Warren Gilbert
Warren Gilbert
	Its:	Chief Executive Officer/President, Secretary, Treasurer/Chief Financial Officer and Director