Form 10-K/A
period 2013-06-30
Sync2 Networks Corp
filed 2014-03-10
CIK 1437750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
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

EXPLANATORY NOTE

This Annual Report on Form 10-K is being amended in response to that certain comment letter dated March 3, 2014 from the Securities and Exchange Commission regarding our certifications. The certifications have been amended to include the precise language in Item 601(b)(31)(i) of Regulation S-K.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sync2 Networks Corp. a Nevada corporation

March 7, 2014	By:	/s/ Warren Gilbert
Warren Gilbert
	Its:	President, Director
(Principal Executive Officer)

March 7, 2014	By:	/s/ Warren Gilbert
Warren Gilbert
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 7, 2014	By:	/s/ Warren Gilbert
Warren Gilbert
	Its:	Director

3