Form 10-Q/A
period 2013-09-30
Sync2 Networks Corp
filed 2014-03-10
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is being amended in response to that certain comment letter dated March 3, 2014 from the Securities and Exchange Commission regarding our certifications. The certifications have been amended to include the precise language in Item 601(b)(31)(i) of Regulation S-K.

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

March 7, 2014	By:	/s/ Warren Gilbert
Warren Gilbert
	Its:	Chief Executive Officer/President, Secretary,
Treasurer/Chief Financial Officer and Director

3