Form 10-Q
period 2014-03-31
Trex Acquisition Corp.
filed 2014-05-20
CIK 1437750

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-152551

TREX ACQUISITION CORP.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 19, 2014
Common Stock, $0.001	103,046 *

*Reduced in accordance with the reverse stock split of one for one thousand (1:1,000) effective on March 20, 2014.

TREX ACQUISITION CORP.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

PART I

ITEM 1. FINANCIAL STATEMENTS

TREX ACQUISITION CORP.
(FORMERLY SYNC2 NETWORKS CORP.)
(A Development Stage Company)
BALANCE SHEETS

Assets:	March 31, 2014	June 30, 2013
Current assets
Cash and cash equivalents	$-	$-
Accounts Receivable	-	-
Inventory	-	-
Deposit	-	-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit:
Current Liabilities
Cash Overdraft	$1,716	$-
Due to Related Parties	680,723	654,223
Total Current Liabilities	682,439	654,223

Total Liabilities	682,439	654,223

Stockholders’ Equity:
Common Stock, 150,000,000 shares authorized and 103,073 shares issued @.001 par value, respectively	103	103
Additional Paid in Capital	712,244	712,244
Other Comprehensive Income (Loss)	(705,714)	(705,714)
Deficit accumulated during development stage	(689,072)	(660,856)
Total stockholders' equity (Deficit)	(682,439)	(654,223)

Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

TREX ACQUSITION CORP.
(FORMERLY SYNC2 NETWORKS CORP)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,		January 16, 2008 (Inception) to March 31,
	2014	2013	2014	2013	2014

Revenue	$-	$-	-	-	$556,774

Expenses:
Salaries and Benefit	-	-	-	-	693,176
Rent	-	-		-	199,621
Marketing	-	-	-	-	157,451
Foreign Exchange	-	-	-	-	17,386
Amortization	-	-	-	-	217,482
Transfer Agent Fees	742	-	10,116	-	84,982
Professional Fees	1,320	-	7,320		291,180
Management Fees	-	-	-	-	189,997
Administration Fees	-	-			182,083
Financial Consulting	-	-	-	-	49,450
Travel, Meals and lodging	-	-			10,448
Bad Debts	-	-	-	-	36,202
General and Administrative	10,650	-	10,780		269,461
Total Operating Costs	12,712	-	28,216	-	2,398,829

Loss from Operations	(12,712)	-	(28,216)	-	(1,842,055)

Net Income (Loss) from the write off of assets and liabilities of the subsidiaries	-	516,245	-	516,245	447,269

Net Income (loss) for the period	$(12,712	516,245	(28,216)	516,245	$(1,394,786)

Provision for Income Taxes	-	-	-	-	-

Extraordinary Item:
Carryback Losses	-	-	-	-	-

Net Profit (Loss)	$(12,712)	516,245	(28,216)	516,245	$(1,394,786)

Loss Per Share Basic and Diluted	(0.12)	5.01	(0.27)	5.01

Weighted average shares outstanding basic and diluted	103,073	103,073	103,073	103,073

The accompanying notes are an integral part of these unaudited financial statements.

TREX ACQUISITION CORP.
(FORMERLY SYNC2 NETWORKS CORP.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the nine months ended March 31, 2014	For the nine months ended March 31, 2013	For the Period of January 16, 2008 (Inception) to March 31, 2014
Cash flows from operating activities:
Net Profit (Loss) for the period	$(28,216)	516,245	$(1,394,786)
Stock Issued	-	-	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Increase) Decrease in Inventory	-	-	-
(Increase) Decrease in Accounts Receivable	-	-	-
Increase in Due to Related Parties	26,500	-	680,723
Increase in Accounts Payable and Accrued Expenses	-	(516,245)	-
Net cash (used) by operating activities	(1,716)	-	(714,063)
Cash Flows from Financing Activities:
Cash overdraft	1,716		1,716
Proceeds from sale of common stock	-	-	103,046
Additional Paid in Capital	-	-	609,301
Net cash provided by financing activities	1,716	-	714,063

Net increase (decrease) in cash	-	-	-
Cash – beginning	-	-	-
Cash – ending	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

TREX ACQUSISITION CORP.
(FORMERLY SYNC2 NETWORKS, CORP)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
Inception to March 31, 2014

	Common Shares	Common Stock	Additional Paid in Capital	Retained Deficit	Total
Common Stock issued for cash April 15, 2008	51,000	51	$2,949	$-	$3,000
Common Stock issued for cash April 24, 2008	22,100	22	6,478	-	6,500
Common Stock issued for cash May 28, 2008	12,777	13	14,987	-	15,000
Net Loss for the year ended June 30, 2008				(1,283)	(1,283)
Balance June 30, 2008	85,877	86	24,414	(1,283)	23,217
Net Loss for the year ended June 30, 2009				(245,220)	(245,220)
Balance June 30, 2009	85,877	86	24,414	(246,503)	(222,003)
Common Stock issued April 1, 2010	17,196	17	687,830	-	687,847
Net loss for the year ended June 30, 2010				(1,503,519)	(1,503,519)
Balance June 30, 2010	103,073	103	712,244	(1,750,022)	(1,037,675)
Net loss for the year ended June 30, 2011	-	-	-	(387,459)	(387,459)
Balance June 30, 2011	103,073	103	712,244	(2,137,481)	(1,425,134)
Net profit for the year ended June 30, 2012	-	-	-	304,152	304,125
Balance June 30, 2012	103,073	103	712,244	(1,833,329)	(1,120,982)
Net profit for the year ended June 30, 2013	-	-	-	466,759	466,759
Balance June 30, 2013	103,073	103	$712,244	$(1,366,570)	$(654,223)
Net (Loss) for the period ended March 31, 2014				(28,216)	(28,216)
Balance March 31, 2014	103,073	103	712,244	(1,394,786)	(682,439)

The accompanying notes are an integral part of these unaudited financial statements.

TREX ACQUISITION CORP.
  (FORMERLY SYNC2 NETWORKS CORP.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Trex Acquisition Corp. (The “Company”) was formed on January 16, 2008 in the state of Nevada under the name Plethora Resources, Inc. as a development stage enterprise. The Company later changed its name to Sync2 Networks Corp. then on March 20, 2014 to Trex Acquisition Corp. The Company was originally organized to engage in the business of consulting to oil and gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia..

The Company’s business plan is to be a corporate governance and management company.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014.

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

The Company determined that there were no impairments of long-lived assets as of March 31, 2014 or June 30, 2013.

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

There were no potentially dilutive shares outstanding as of March 31, 2014 or June 30, 2013.

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

Reverse Stock Split

On October 9, 2013 the company’s board of Directors approved a 1 to 1,000 reverse stock split effective in the first quarter of 2014. The Company has restated its financials to reflect this reverse for all periods presented.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,394,786 at March 31, 2014.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Domestication of Subsidiary

On April 7, 2014, our Board of Directors deemed it in our best interests and our shareholders to domesticate our subsidiary, Sync2 International Ltd., as a corporation formed under the laws of Malta to a corporation formed under the laws of the State of Nevada (the "Domestication"), which under Nevada statutory law involves the transfer of an existing corporation from one jurisdiction to another whereby Sync2 International Ltd. shall cease all operations in Malta. On May 1, 2014, we filed Articles of Domestication with the Nevada Secretary of State effecting the domestication of Sync2 International Ltd. as a corporate entity formed under the laws of the State of Nevada, which domestication provides that Sync2 International Ltd. as domesticated in the State of Nevada shall be the same entity as Sync2 International Ltd. organized under the laws of Malta.

Information Statement on Form 14C

On December 11, 2013, we filed an Information Statement on Form 14(c) with the Securities and Exchange Commission, which was furnished to all holders of our common stock as of October 9, 2013, in connection with the action taken by written consent of holders of a majority of the outstanding voting power of the Company to authorize the following: (i) ratification of an amendment to the articles of incorporation (the "Name Change Amendment") to change our name from "Sync2 Networks Corp." to "Trex Acquisition Corp." (the "Name Change"); and (vi) ratification of a reverse stock split of one for one thousand (1:1,000) of our shares of common stock (the "Reverse Stock Split").

The name of the shareholder of record who holds in the aggregate a majority of our total issued and outstanding common stock and who signed the written consent of stockholders was Warren Gilbert holding of record 62,863,800 shares of common stock (61%).

These actions were approved by written consent on October 9, 2013 by our Board of Directors and a majority of holders of our voting capital stock, in accordance with Nevada Revised Statutes. Our directors and majority of the shareholders of our outstanding capital stock, as of the record date of October 9, 2013.have approved the Name Change Amendment and the Reverse Split as determined were in the best interests of our Company and shareholders.

FINRA Corporate Action

On October 9, 2013, our Board of Directors and majority shareholders approved a reverse stock split of one for one thousand (1:1,000) of our total issued and outstanding shares of common stock (the “Stock Split”) and a change in our name from "Sync2 Networks Corp." to "Trex Acquisition Corp." (the "Name Change"). Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of the Company’s outstanding votes was required to effect the Stock Split and the Name Change. Our articles of incorporation do not authorize cumulative voting. As of the record date of October 9, 2013, we had 103,046,175 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock were entitled to 62,863,800 votes, which represented approximately 61.0% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Stock Split and the Name Change described herein in a unanimous written consent dated October 9, 2013. An information statement on Form 14(c) was filed with the Securities and Exchange Commission on December 11, 2013.

The Board of Directors had previously considered factors regarding their approval of the Stock Split including, but not limited to: (i) current trading price of our shares of common stock on the OTC QB Market and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) posturing us and our structure in favorable position in order to effectively negotiate with potential acquisition candidates regarding assets. Our Board of Directors approved the Name Change and the Stock Split and recommended our majority shareholders review and approve the Name Change and the Stock Split.

The Stock Split was effected based upon the filing of appropriate documentation with FINRA. The Stock Split decreased our total issued and outstanding shares of common stock from approximately 103,046,175 shares to 103,046 shares of common stock. The common stock will continue to be $0.001 par value. Our trading symbol changed to "TRXA". The new cusip number for the Company is 89532J 108.

The Name Change was effected to better reflect our future business operations.

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

Nine Month Period Ended March 31, 2014 Compared to Nine Month Period Ended March 31, 2013.

Our net loss for the nine month period ended March 31, 2014 was ($28,216) compared to a net profit of $516,245 during the nine month period ended March 31, 2012, an increase of $488,029. We generated no revenue for the nine month periods ended March 31, 2014 and March 31, 2013, respectively.

During the nine month period ended March 31, 2014, we incurred operating expenses of $28,216 compared to $-0- incurred during the nine month period ended March 31, 2013, an increase of $28,216. During the nine month period ended March 31, 2014, operating expenses consisted of: (i) professional fees of $7,320, which included legal, auditor and edgarizing; (ii) transfer agent fees of $10,116; and (iii) general and administrative fees of $10,780.

Loss from operations for the nine month period ended March 31, 2014 was ($28,216) compared to loss from operations of $-0- during the nine month period ended March 31, 2013. Operating expenses increased during the nine month period ended March 31, 2014 generally due to increased professional fees and general and administrative based upon the increase in scope and activity of business operations.

During the nine month period ended March 31, 2013, we realized net income from the write off of assets and liabilities of the subsidiaries compared to$-0- during the nine month period ended March 31, 2014.

Therefore, we realized a net loss of ($28,216) or ($0.27) for the nine month period ended March 31, 2014 compared to net profit of $516,245 or $5.01 for the nine month period ended March 31, 2013. The weighted average number of shares outstanding was 103,073 for both nine month periods ended March 31, 2014 and March 31, 2013.

Three Month Period Ended March 31, 2014 Compared to Three Month Period Ended March 31, 2013.

Our net loss for the three month period ended March 31, 2014 was ($12,712) compared to net income of $516,245 during the nine month period ended March 31, 2013, an increase of $503,533. We generated no revenue for the three month periods ended March 31, 2014 and March 31, 2013, respectively.

During the three month period ended March 31, 2014, we incurred operating expenses of $12,712 compared to $-0- incurred during the three month period ended March 31, 2013, an increase of $12,712. During the three month period ended March 31, 2014, operating expenses consisted of: (i) professional fees of $1,320, which included legal, auditor and edgarizing; (ii) transfer agent fees of $742; and (iii) general and administrative of $10,650.

Loss from operations for the three month period ended March 31, 2014 was ($12,712) compared to loss from operations of $-0- during the three month period ended March 31, 2013. Operating expenses increased during the three month period ended March 31, 2014 generally due to increased professional fees and general and administrative based upon the increase in scope and activity of business operations.

During the three month period ended March 31, 2013, we realized net income from the write off of assets and liabilities of the subsidiaries compared to$-0- during the three month period ended March 31, 2014

Therefore, we realized a net loss of ($12m712) or ($0.12) for the three month period ended March 31, 2014 compared to net income of $516,245 or $5.01 for the three month period ended March 31, 2013. The weighted average number of shares outstanding was 103,073 for both three month periods ended march 31, 2014 and March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, our current assets were $-0- and our current liabilities were $682,439, which resulted in a working capital deficit of $682,439. As of March 31, 2014, current liabilities were comprised of: (i) $680,723 due to related parties; and (ii) $1,716 in cash overdraft.

As of fiscal year ended June 30, 2013, our total assets were $-0- and our total liabilities were $654,223 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended March 31, 2014 from fiscal year ended June 30, 2013 was primarily due to the increase in amounts due to related parties of $28,216.

Stockholders’ deficit decreased from $1,120,982 at June 30, 2013 to $682,439 as of March 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the nine month period ended March 31, 2014, net cash flows used in operating activities was $1,716 compared to $-0- used during the nine month period ended March 31, 2013. Net cash flows used in operating activities for the nine month period ended March 31, 2014 consisted primarily of a net loss of $28,216, which was changed by an increase in amounts due to related parties of $26,500. Net cash flows used in operating activities was $-0- during the nine month period ended March 31, 2013 consisting primarily of net profit of $516,245 which was changed by a decrease of $516,245 in accrued expenses.

Cash Flows from Investing Activities

For the nine month periods ended March 31, 2014 and March 31, 2013, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our prior operations primarily from debt or the issuance of equity instruments. For the nine month period ended March 31, 2014, net cash flows provided from financing activities was $1,716 based on cash overdraft. For the nine month period ended March 31, 2013, net cash flows provided from financing activities was $-0-.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of March 31, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the third quarter of the fiscal year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Officers and Directors

Common Stock	Warren Gilbert 9540 NW 10th Street Plantation, Florida 33322	62,864 shares	61.0%

Common Stock	Frank Horkey 1800 NE 114th Street Suite 2110 Miami, Florida 33181	-0- shares	0%

5% or Greater Beneficial Owners	None

Common Stock	All directors and named executive officers as a group (2 persons)	62,864 shares	61.0%
______________
(1)	Percentage of beneficial ownership of our common stock is based on 103,046 shares of common stock outstanding as of the date of the table based upon the Reverse Stock Split

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description

3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 25, 2008.
3.1.2	Amendment to Articles of Incorporation incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2014.
3.3	Bylaws, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 25, 2008.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Taxonomy Presentation Linkbase**
________
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

TREX ACQUISITION CORP.

Date: May 20, 2014	By:	/s/ Warren Gilbert
Warren Gilbert
	Its:	Chief Executive Officer/President, Secretary, Treasurer/Chief Financial Officer and Director