Form 10-K
period 2014-06-30
Trex Acquisition Corp.
filed 2014-09-30
CIK 1437750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 333-152551

Trex Acquisition Corp.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2013, approximately $2,812.60.

As of September 30, 2014, there were 1,938,881 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of Trex Acquisition Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

FINRA Corporate Action/Information Statement on Form 14C

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

CURRENT BUSINESS OPERATIONS

Kerr Utility Technologies Inc.

On May 30, 2014, our Board of Directors approved the execution of a non-binding indication of interest in the form of a Term Sheet (the “Term Sheet”) with Kerr Utility Technologies Inc. ("Kerr") regarding a tax-free stock-for-stock exchange reverse merger transaction with Kerr (the "Merger"). In connection with the Merger, we intend to incorporate and establish Trex Acquisitions, Inc. as a Nevada corporation and our wholly owned subsidiary (the "Merger Sub") and Trex Merger, Inc., a Nevada corporation ("Newco") to accommodate the Kerr acquisition. Our Board of Directors has also approved a private placement offering to raise on an "all or none" basis an aggregate of $500,000 for Kerr’s benefit prior to consummation of the Merger. The foregoing information pertaining to the private placement offering should not be construed in any manner whatsoever as a solicitation to buy or offer to sell our common stock shares.

The Term Sheet provides that as condition precedents to the Merger: (i) all of our creditors holding notes shall convert or exchange their notes for our common stock shares; (ii) Kerr shall deliver to us its audited financial statements for the stub period ended 2013 and the fiscal year ended June 30, 2014 (the "Kerr Audited Financial Statements"); and (iii) we will adopt a stock incentive plan to create a pool of options representing approximately 10% of the fully diluted shares issued and outstanding on an as converted common stock equivalent basis.

The Term Sheet further provides that we will file a "resale" Form S-1 Registration Statement with the Securities and Exchange Commission (“SEC”) to register all common stock shares held by our existing shareholders and maintain effectiveness of the "resale" registration statement from the effective date through twelve months, at which time exempt sales pursuant to Rule 144 of the Securities Act of 1933, as amended (“Securities Act”), may be permitted for purchasers of the shares and existing shareholders.

The Term Sheet also provides that after consummation of the Merger, we will change our name to "Kerr Utility Technologies, Inc.", we shall have a Board of Directors consisting of five Board members, including one member appointed by us whereby such Board Member appointee shall serve as a member of both our audit and compensation committees.

Conditions to closing the Merger include negotiating and drafting of definitive agreements, obtaining all necessary Board of Director and shareholder approval and third party consents, and satisfactory completion of our due diligence as well as Kerr. In the event Kerr fails to deliver to us the Kerr Audited Financial Statements, the proceeds of $500,000 raised pursuant to the private placement offering shall be held in escrow until the Kerr Audited Financial Statements have been delivered to us. As of the date of this Annual Report, management believes that we are close to finalizing the structure of the proposed merger and will consummate a definitive merger agreement within the next four weeks.

Kerr provides consulting and contracted services to clients in the broadcast, microwave, and wireless industries.

Readers of this Annual Report on Form 10-K cautioned of the following regarding the foregoing description of the Term Sheet: (a) the Term Sheet is a “non-binding indication of interest” and is not binding upon any of the parties and such proposed terms in the Term Sheet will not be binding upon any of the parties until they are incorporated into a final binding merger agreement that is executed by all parties to such agreement; (b) although our Board of Directors has approved of the proposed Merger and has full intention of proceeding with the Merger, there are no assurances that such Merger will ever be completed and if it does that the operations of Kerr will be successful; (c) the Merger will be subject to regulatory review by the SEC, including the filing of a “Super 8-K” filing with the SEC, corporate filings with the State of Nevada and written notice requirements to FINRA; and (d) we are presently considered a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended; however, as a result of the merger related transactions and Share Exchanges and providing current Form 10 Information in the “Super 8-K filing (subject to SEC Review and possible amendments to the “Super 8-K filing), we will have met the necessary requirements to satisfy the conditions contained in Rule 144(i)(2) under the Securities Act and cease to be a “shell company”.

Kerr Business Operations

In the event the Merger is consummated, our business operations will be those of Kerr. Kerr provides consulting and contracted services to clients in the broadcast, microwave, and wireless industries. Kerr intends to become an industry leader in the communications and cell tower industry through the following strategies: (i) applications as turnkey sight development, equipment installation, integration/commissioning, and emergency response services; (ii) hire and retain outstanding performance by technicians available for tower climbing, licensed electrical work and qualified personnel with the skills required to cost effectively meet our customers’ projects requirements; and (iii) consistently excel in safety training and awareness and to comply with regulatory practices.

The below is a summary of the services provided by Kerr:

Microwave. Microwave related service is one of Kerr’s core competencies. Kerr continually updates certifications, training staff on new products, and reviewing age-old industry standards. Its goal is to ensure that every microwave project will not only meet reliability standards, but will stand the test of time, weather, and 3rd party audits (including site owners and governing agencies such as the FCC. Services include: (i) project management and coordination; (ii) LOS surveys, donor searches and site selection; (iii) system design, engineering, coordination and licensing; (iv) antenna system installation and testing; (iv) radio system installation, testing and integration; (v) factory, bench, field-testing and acceptance; (vi) complete system rental and leasing; (vii) system upgrades; and (viii) emergency support, troubleshooting and maintenance.

Antenna Systems. Antenna and line installation is one of the fundamental tasks to be executed in a wireless network. Kerr employs certified tower personnel and sweep testers to perform these basic functions day in and day out. All personnel are certified and/or trained in connector installation, ground kit, weatherproofing, bending, entry port installation, jumper connections, connector torque specs, height verification procedures, azimuth verification procedures, and antenna installation requirements. Kerr routinely provide expert service, installation, and testing in the following areas: (i) boom arm, standoff, and custom mount installation; (ii) tower, monopole, water tank, rooftop, and stealth structure installation; (iii) antenna installation; (iv) amplifier, diplexer, and coupler installation; (v) RET system installation; (vi) down tilt and azimuth verification and adjustment; (vii) centerline verification; (viii) transmission line installation; (ix) grounding; (x) weather proofing; (xi) GPS system installation; (xii) paint to match, concealment upgrades, screening; (xiii) DAS system installation; (xiv) in building systems; (xv) microcell systems; (xv) cable support infrastructure; (xvi) entry port installation; (xvii) sweep testing; (xviii) antenna, jumper, and amplifier change outs; and (xix) troubleshooting, repairs, and maintenance

Tower and Site Maintenance. Site maintenance is one of Kerr’s core services with focus on service and commitment to safety. Kerr’s reporting process and documentation packages solidify its service efforts and provides validation on the condition of systems/networks. Kerr tailors a maintenance program to fit specific needs and is available for non-contract “call-outs” at any time. Existing contracts are as basic as a once-a-year tower inspection to an expansive sole source regional commitment for all standard maintenance and emergency call outs covering hundreds of sites. Kerr currently offers contract maintenance services in the following disciplines: (i) tower inspections, audits, and repairs; (ii) FCC required inspections (microwave, broadcast, 2-way and more); (iii) microwave system maintenance; (iv) antenna and line inspections and maintenance; (v) equipment audits and verification; (vi) satellite system inspection and maintenance; (vii) fiber/telco testing and inspection; (viii) DC power and battery system inspection and maintenance; (ix) sweeping and testing; (x) site as-builts; (xi) Rf studies; (xii) antenna down-tilt, azimuth, and optimization services; (xiii) lighting maintenance; (xiv) HVAC maintenance; (xv) generator maintenance; (xvi) landscaping maintenance; (xvii) housekeeping; (xviii) decommissioning services; (xix) asset recovery; and (xx) safety and OSHA compliance inspections.

Antenna System Installation and Integration. Kerr believes that quality, safety, structural integrity, reliability, and aesthetics are all key elements to successful microwave antenna system deployment efforts. Plumb and structurally sound mounts, number, type, and placement of stiff arms, clean waveguide routes and proper bending radius, proper connector installation, dish assembly, rigging, proper grounding, and pressurization specifically impact each system. Kerr’s crews have been trained internally through Andrew Institute and by other manufacturers.

Sweep testing is always performed, whether required or not. Properly trained technicians use Anritsu Wiltrons or HP Network analyzers to sweep coax, waveguide, and antennas. Kerr’s crew supervisors, leads, technicians, and project managers are all skilled in basic link budget calculations, and every hop has a completed engineering as-built identifying expected RSL's based on actual site and equipment parameters. Path alignments are then performed using several methods, again by trained personnel. Signal generators and spectrum analyzers, path boxes, or simply utilizing known AGC curves and actual system radios. All alignments are validated with the as-built engineering, actual sweeps, and test equipment readings. Antenna centerlines are provided using drop tapes for all dish installations. A comprehensive installation report including photos, engineering as-builts, and all test/alignment results are also standard deliverables provided by Kerr.

Ancillary Equipment Installation. Kerr provides full service microwave systems installation, testing, and integration. Its technicians are experienced with all facets of microwave system deployment, ancillary equipment and hardware. Its technicians are experienced with the design, installation, testing, and integration of the following equipment: (i) cross connect equipment; (ii) muxes; (iii) patch panels; (iv) switchers; (v) routers; (vi) controllers; (vii) dehydrators; (viii) DC power; (ix) AC power; (x) grounding; (xi) racking; (xii) earthquake bracing; and (xiii) cable ladder.

Kerr’s technicians are experienced with both optical and copper interface equipment as well as Ethernet applications. Kerr navigates in and around mixed technology and migrating systems.

Troubleshooting, Maintenance and Repair. Kerr offers a wide range of site, microwave, tower, and antenna maintenance and support services. Kerr offers quality troubleshooting, preventative and corrective maintenance, and repair services that can be tailored to a customer’s specific needs. From routine monthly maintenance to on-call maintenance 24 hours a day, Kerr customizes packages to suit the network's needs of a customer.

A microwave system that is designed and installed properly will be more reliable than leased facilities, but these systems do need to be maintained for system integrity and FCC compliance. In some cases robust systems may encounter unexpected damage due to weather or other occurrences, and interference, fading, and poorly designed or installed systems can create problems. Kerr routinely responds, troubleshoots and repairs problematic microwave systems. Kerr provides customers with recommendations, new designs, budgetary proposals, and corrective action details for every emergency “call out” responded to. Kerr also offers flexible and cost effective preventive maintenance services as follows: (i) path re-alignment; (ii) stiff-arm upgrades, additions, and corrections; (iii) ice shield installation; (iv) mount replacement, correction; (v) interference mitigation; (vi) LOS verification, fresnel clearance verification; (vii) lease line testing; (viii) radio troubleshooting; (ix) DC power troubleshooting; (x) cross connect testing and troubleshooting; (xi) interconnect cabling testing and re-termination; (xii) waveguide sweeps; (xiii) power level verification; (xiv) frequency verification; (xv) waveguide/coax connection replacement; (xvi) feed horn leveling, polarity check; and (xvi) pressurization troubleshooting and correction.

Prior Business Operations

We were previously engaged in the business of acquiring and developing internet marketing and web site development entities and/or their individual software programs to assist third-party clients in marketing their products and in maximizing the use of the internet to achieve those third-party clients' ultimate business objectives. However, based upon the effective date of the Name Change and the Term Sheet, we anticipate that the nature of our business operations will change.

RESEARCH AND DEVELOPMENT

During the last three fiscal years no time was spent on specialized research and development activities and has no plans are contemplated in the future.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of the date of this Annual Report, we have no employees other than our officers, Warren Gilbert as President/Chief Executive Officer/Chief Financial Officer, and Frank Horkey as Vice President. We do not currently have formal employment agreements with either Messrs Gilbert or Horkey. We anticipate that we will retain independent contractors as consultants to support our expansion and business development. We are not a party to any employment agreements.

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

RISKS RELATING TO OUR BUSINESS IN EVENT MERGER IS NOT CONSUMMATED

In the Event the Merger is Not Consummated, as Part of Our Potential Growth Strategy, We Will be Required to Seek Further Business Opportunities.

In the event the Merger is not consummated, and as part of our growth strategy, we will be required to seek and identify further prospective business opportunities. Any subsequent acquisition may pose substantial risks to our business, financial condition, and results of operations. In pursuing potential acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire a business with potential successful revenue generating ability and attractive business operations. Even if we are successful in acquiring a further business and its operations, there is no guarantee it will produce revenue at any anticipated level. There can be no assurance that we will be able to successfully integrate some other type of business operations, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, potential acquisitions could disrupt any ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

We Will Need to Secure Additional Financing if the Merger is Not Consummated to Further Business Operations.

In the event the Merger is not consummated, we will require significant additional financing in order to commence and continue any business operations. Furthermore, if the cost of our planned business operations are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. In the event the Merger is not consummated, the continued development of our business will depend upon our ability to establish commercial viability and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the development stage. We are experiencing significant negative cash flow. Accordingly, the sources of funds presently available to us are through the sale of equity. We presently believe that significant debt financing will not be an alternative to us as we are a development company. In the event the Merger is not consummated, we may finance our business by offering an interest in future assets or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue business operations and our assessment of the commercial viability of any assets. Further, if we are able to establish that development of future business operations is commercially viable, our inability to raise additional financing at this stage would result in our inability to generate potential revenue.

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the developmental Further, we may be dependent on sales of our equity securities and debt financing to meet our cash requirements. Although we recorded a net profit of $466,759 for fiscal year ended June 30, 2013 as compared to a net loss of $37,637 for fiscal year ended June 30, 2014, we have incurred net losses of $1,404,207 since inception (January 16, 2008) to June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $698,493. Further, we do not expect positive cash flow from operations in the near term. We anticipate a change in business operations. Therefore, it is quite likely that additional capital may be required in the event further working capital is necessary because our operating costs will increase beyond our expectations or we encounter greater costs associated with general and administrative expenses or offering costs.

We May Need Additional Capital in the Future, But There is No Assurance That Funds Will Be Available on Acceptable Terms, or at All.

We may need to raise additional funds in order to achieve growth pertaining to the business operations of Kerr or fund other business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. Additionally, any securities issued to raise funds may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures may be materially limited.

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

We Will Need to Restructure Our Business to Realize Any Profitability and Cash Flow.

Based upon the termination of current business operations, the possibility that the Merger will not be consummated and thus the unknown of future business prospects, we anticipate we may experience significant fluctuations in our operating results and rate of growth. Due to our limited operating history, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of operating costs associated with Kerr involving new business operations and consummation of contractual relations. Our current expenses and investments are to a large extent currently fixed, and we may not be able to adjust our spending quickly enough if our future prospects regarding Kerr fall short of our expectations. Any potential revenue growth may not be sustainable and our company-wide percentage growth rate will decrease in the future.

We Depend on the Efforts and Abilities of Our Officers.

We currently have two officers who are Warren Gilbert as our President/Chief Executive Officer/Chief Financial Officer, and Frank Horkey as our Vice President. Outside demands on our officers’ time may prevent them from devoting sufficient time to our operations. In addition, the demands on these individuals time will increase because of our status as a public company. Messrs. Gilbert and Horkey, and the current officers of Kerr, have limited experience in managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company management experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained. We do not currently have any executive compensation agreements. We cannot guaranty that our management will remain with us.

Our Management Ranks are Thin, and Losing or Failing to Add Key Personnel Could Affect Our Ability to Successfully Grow Our Business.

Our future performance depends substantially on the continued service of our management. In particular, our success depends upon the continued efforts of our management personnel, including our officers Messrs. Gilbert and Horkey, and the proposed management of Kerr in the event the Merger is consummated. We cannot guarantee that Messrs. Gilbert and Horkey or the management of Kerr will remain.

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

RISKS RELATED TO THE BUSINESS OF KERR IN EVENT MERGER IS CONSUMMATED

A Failure to Successfully Execute Kerr’s Strategy of Acquiring Other Businesses to Grow Kerr Could Adversely Affect Kerr’s Business, Financial Condition and Results of Operation.

Kerr intends to expand its business through, among other things, acquiring companies. However, Kerr may be unable to find suitable acquisition candidates or to complete acquisitions on favorable terms, if at all. Kerr’s acquisition strategy is subject to the following risks: (i) difficulty integrating the acquired companies; (ii) ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises; (iii) non-realization of anticipated cost savings or other financial benefits; (iv) difficulty applying expertise in one market to another market; (v) difficulty retaining or hiring key personnel, customers and suppliers to maintain expanded operations; (vi) inadequate internal resources to support Kerr’s operations as it expands, particularly if Kerr is awarded a significant number of contracts from an acquisition; (vii) difficulty retaining and obtaining required regulatory approvals, licenses and permits; (viii) inability to obtain additional equity or debt financing on terms acceptable to Kerr or at all and any such financing could result in dilution to stockholders, impact ability to service debt within scheduled repayment terms and inclusion of covenants or other restrictions that would impede ability to manage operations; (ix) failure to or inability to discover liabilities of any acquired companies during course of performance of due diligence; and (x) required to record additional goodwill as a result of an acquisition, which would reduce tangible net worth.

Any of these risks could prevent us from executing an acquisition growth strategy, which could adversely affect Kerr’s business, financial condition, results of operations and prospects.

Kerr Derives a Significant Portion of Its Revenue From Master Service Agreements That May be Cancelled by Customers on Short Notice or Which We May be Unable to Renew of Favorable Terms or at All. In Such Event, Kerr’s Revenues and Results of Operations May be Negatively Impacted.

During fiscal year ended December 31, 2013, Kerr derived 100% of its revenues from master service agreements and long-term contracts, primarily through Ericsson Inc., none of which require Kerr’s customers to purchase a minimum amount of services. The majority of these contracts may be cancelled by Kerr customers upon minimum notice (typically 60 days), regardless of whether or not Kerr is in default. In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice. Should any of the foregoing occur, Kerr’s results of operations will be negatively affected.

Kerr’s Results of Operations May be Negatively Impacted From Its Master Service Agreements.

Master service agreements typically do not require Kerr customers to assign a specific amount of work to Kerr until a purchase order or statement of work is signed. Consequently, projected expenditures by customers are not assured until a definitive purchase order or statement of work is placed with Kerr and the work is completed. Furthermore, Kerr customers generally require competitive bidding of these contracts. As a result, Kerr could be underbid by its competitors or required to lower the price charged under a contract being rebid. The loss of work obtained through master service agreements and long-term contracts or the reduced profitability of such work could adversely affect Kerr’s business or results of operations.

If Kerr Does Not Accurately Estimate the Overall Costs When It Bids on a Contract That is Awarded to Kerr, Kerr May Achieve a Lower Than Anticipated Profit or Incur a Loss on the Contract.

A significant portion of Kerr’s revenues is from fixed unit price contracts that require Kerr to perform the contract for a fixed unit price irrespective of its actual costs. Kerr bids for these contracts based on its estimates of overall costs, but cost overruns may cause Kerr to incur losses. The costs incurred and any net profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to: (i) onsite conditions that differ from those assumed in the original bid; (ii) delays in project starts or completion, including as a result of weather conditions; (iii) fluctuations in the cost of materials to perform under a contract; (iv) contract modifications creating unanticipated costs not covered by change orders; (v) changes in availability, proximity and costs of construction materials, as well as fuel and lubricants for our equipment; (vi) availability and skill level of workers in the geographic location of a project; (vii) suppliers’ or subcontractors’ failure to perform due to various reasons, including bankruptcy; (viii) fraud or theft committed by Kerr employees; (ix) mechanical problems with machinery or equipment; (x) citations or fines issued by any governmental authority; (xi) difficulties in obtaining required governmental permits or approvals or performance bonds; (xii) changes in applicable laws and regulations; and (xiii) claims or demands from third parties alleging damages arising from Kerr’s work or from the project of which Kerr’s work is a part.

Kerr’s Contracts May Require Extra Performance or Change Order Work Which May Result in Disputes and Adversely Affect its Business, Financial Condition and Results of Operations.

Kerr’s contracts generally require it to perform extra or change order work as directed by the customer, even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay.

Kerr generally recognizes revenues when services are invoiced. To the extent that actual recoveries with respect to change orders or amounts subject to contract disputes or claims are less than the estimates used in its financial statements, the amount of any shortfall will reduce Kerr’s future revenues and profits, and this could adversely affect its reported working capital and results of operations. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and Kerr’s ability to meet specified contract milestone dates.

Kerr Derives a Significant Portion of Its Revenue From One Customer. In the Event Kerr Should Loose That Customer, Its Business, Financial Condition and Results of Operations May be Negatively Impacted.

Kerr’s one major customer, Ericsson, Inc., accounted for approximately 95% of its total revenues for fiscal year ended December 31, 2013. Should Ericsson Inc. terminate its business relationship with Kerr, Kerr’s operations, revenues and results of operation will be negatively impacted.

Kerr’s Business is Labor Intensive and if Kerr is Unable to Attract and Retain Key Personnel and Skilled Labor or if Kerr Encounters Labor Difficulties, Its Ability to Bid for and Successfully Complete Contracts May be Negatively Impacted.

Kerr’s ability to attract and retain reliable, qualified personnel is a significant factor that enables Kerr to successfully bid for and profitably complete its work. Kerr’s future success depends on its ability to attract, hire and retain project managers, programmers, supervisors, foremen, laborers and other highly skilled personnel. Kerr’s ability to do so depends on a number of factors, such as general rates of employment, competitive demands for employees possessing the skills Kerr needs and the level of compensation required to hire and retain qualified employees. Kerr may also spend considerable resources training employees who may then be hired by competitors, forcing Kerr to spend additional funds to attract personnel to fill those positions. Competition for employees is intense, and Kerr could experience difficulty hiring and retaining the personnel necessary to support its business. Kerr’s labor expenses may also increase as a result of a shortage in the supply of skilled personnel. If Kerr does not succeed in retaining its current employees and attracting, developing and retaining new highly skilled employees, its reputation may be harmed and future earnings may be negatively impacted.

If Kerr is Unable to Attract and Retain Qualified Executive Officers and Managers, Kerr Will be Unable to Operate Efficiently Which Could Adversely Affect Kerr’s Business, Financial Condition and Results of Operations.

Kerr depends on the continued efforts and abilities of its executive officers to establish and maintain its customer relationships and identify strategic opportunities. The loss of any one of them could negatively affect Kerr’s ability to execute its business strategy and adversely affect its business, financial condition, results of operations and prospects. Competition for managerial talent with significant industry experience is high and Kerr may lose access to executive officers for a variety of reasons, including more attractive compensation packages offered by competitors. Although Kerr has entered into employment agreements with certain of its executive officers and certain other key employees, Kerr cannot guarantee that any of them or other key management personnel will remain employed by Kerr for any length of time.

Kerr Maintains a Workforce Based Upon Current and Anticipated Workloads and Thus May Incur Significant Costs in Adjusting Its Workforce Demands, Including Addressing Understaffing of Contracts if It Does Not Receive Future Contract Awards or if These Awards are Delayed.

Kerr’s estimates of future performance depend, in part, upon whether and when it will receive certain new contract awards. Kerr’s estimates may be unreliable and can change from time to time. In the case of larger projects, where timing is often uncertain, it is particularly difficult to project whether and when Kerr will receive a contract award. The uncertainty of contract award timing can present difficulties in matching workforce size with contractual needs. If an expected contract award is delayed or not received, Kerr could incur significant costs resulting from retaining more staff than is necessary. Similarly, if Kerr underestimate the workforce necessary for a contract, Kerr may not perform at the level expected by the customer and harm its reputation with the customer. Each of these may negatively impact Kerr’s business, financial condition, results of operations and prospects.

Timing of the Award and Performance of New Contracts Could Adversely Affect Kerr’s Business, Financial Condition and Results of Operations.

It is difficult for Kerr to predict whether and when new contracts will be offered for tender because these contracts frequently involve a lengthy and complex design and bidding process, which is affected by a number of factors, such as market conditions, financing arrangements and governmental approvals. Because of these factors, Kerr’s results of operations and cash flows may fluctuate from quarter to quarter and year to year, and the fluctuation may be substantial. Such delays, if they occur, could adversely affect Kerr’s operating results for current and future periods until the affected contracts are completed.

Kerr’s Operating Results May Fluctuate Due to Factors that are Difficult to Forecast and not Within Kerr’s Control.

Kerr’s past operating results may not be accurate indicators of future performance. Kerr’s operating results have fluctuated significantly in the past and could fluctuate in the future. Factors that may contribute to fluctuations include: (i) changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries Kerr serves; (ii) Kerr’s ability to effectively manage its working capital; (iii) Kerr’s ability to satisfy consumer demand in a time and cost-effective manner; (iv) pricing and availability of labor and materials; (v) inability to adjust certain fixed costs and expenses for changes in demand; (vi) shifts in geographic concentration of customers, supplies and labor pools; and (vii) seasonal fluctuations in demand and Kerr’s revenue.

Unanticipated Delays Due to Adverse Weather Conditions, Global Climate Change and Difficult Work Sites and Environments May Slow Completion of Kerr’s Contracts, Impair Its Customer Relationships and Adversely Affect Its Business, Financial Condition and Results of Operations.

Because most of Kerr’s work is performed outdoors, Kerr’s business is impacted by extended periods of inclement weather and is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. Generally, inclement weather is more likely to occur during the winter season, which falls during Kerr’s second and third fiscal quarters. Additionally, adverse weather conditions can result in project delays or cancellations, potentially causing Kerr to incur additional unanticipated costs, reductions in revenues or the payment of liquidated damages. In addition, some of Kerr’s contracts require that Kerr assumes the risk that actual site conditions vary from those expected. Significant periods of bad weather typically reduce profitability of affected contracts, both in the current period and during the future life of affected contracts, which can negatively affect its results of operations in current and future periods until the affected contracts are completed.

Some of Kerr’s projects involve procurement and construction phases that may occur over extended time periods. Kerr may encounter delays in designs or materials provided by the customer or a third party, equipment and material delivery delays, schedule changes, delays from customer failure to timely obtain rights-of-way, weather-related delays, delays by subcontractors in completing their portion of the project and other factors, some of which are beyond Kerr’s control, but which may impact its ability to complete a project within the original delivery schedule.

Environmental and Other Regulatory Matters Could Adversely Affect Kerr’s Ability to Conduct Its Business and Could Require Expenditures that Could Adversely Affect Its Business, Financial Condition and Results of Operations.

Kerr’s operations are subject to laws and regulations relating to workplace safety and worker health that, among other things, regulate employee exposure to hazardous substances. While immigration laws require Kerr to take certain steps intended to confirm the legal status of its immigrant labor force, Kerr may nonetheless unknowingly employ illegal immigrants. Violations of laws and regulations could subject Kerr to substantial fines and penalties, cleanup costs, third-party property damage or personal injury claims. In addition, these laws and regulations have become, and enforcement practices and compliance standards are becoming, increasingly stringent. Moreover, Kerr cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which it has not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require Kerr to make substantial expenditures for, among other things, pollution control systems and other equipment that Kerr does not currently possess, or the acquisition or modification of permits applicable to its activities.

If Kerr Fails to Maintain Qualifications Required by Certain Governmental Entities, Kerr Could be Prohibited From Bidding on Certain Contracts.

If Kerr does not maintain qualifications required by certain governmental entities, such as low voltage electrical licenses, Kerr could be prohibited from bidding on certain governmental contracts. A cancellation of an unfinished contract or Kerr’s exclusion from the bidding process could cause its work crews to be idled for a significant period of time until other comparable work becomes available, which could adversely affect its business and results of operations. The cancellation of significant contracts or disqualification from bidding for new contracts could reduce Kerr’s revenues and profits and adversely affect its business, financial condition, results of operations and prospects.

Fines, Judgments and Other Consequences Resulting From Kerr’s Failure to Comply With Regulations or Adverse Outcomes in Litigation Proceedings Could Adversely Affect Kerr’s Business, Financial Condition and Results of Operation.

From time to time, Kerr may be involved in lawsuits and regulatory actions, including class action lawsuits that are brought or threatened against it in the ordinary course of business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, violations of the Fair Labor Standards Act and state wage and hour laws, employment discrimination, breach of contract, property damage, punitive damages, civil penalties, and consequential damages or other losses, or injunctive or declaratory relief. Any defects or errors, or failures to meet our customers’ expectations could result in large damage claims against Kerr. Claimants may seek large damage awards and, due to the inherent uncertainties of litigation, Kerr cannot accurately predict the ultimate outcome of any such proceedings. Any failure to properly estimate or manage cost, or delay in the completion of projects, could subject Kerr to penalties.

The ultimate resolution of these matters through settlement, mediation or court judgment could have a material impact on Kerr’s financial condition, results of operations and cash flows. Regardless of the outcome of any litigation, these proceedings could result in substantial cost and may require Kerr to devote substantial resources to defend itself. When appropriate, Kerr establishes reserves for litigation and claims that it believes to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and Kerr adjusts such reserves from time to time according to developments. If Kerr’s reserves are inadequate or insurance coverage proves to be inadequate or unavailable, Kerr’s business, financial condition, results of operations and prospects may suffer.

Kerr Employs and Assigns Personnel in the Workplaces of Other Businesses, Which Subjects Kerr to a Variety of Possible Claims That Could Adversely Affect Kerr’s Business, Financial Condition and Results of Operation.

Kerr employs and assigns personnel in the workplaces of other businesses. The risks of these activities include possible claims relating to: (i) discrimination and harassment; (ii) wrongful termination of denial of employment; (iii) violation of employment rights related to employment screening or privacy issues; (iv) classification of employees, including independent contractors; (v) employment of illegal aliens; (vi) violations of wage and hour requirements; (vii) retroactive entitlement to employee benefits; and (viii) errors and omissions by Kerr’s temporary employees.

Claims relating to any of the above could subject Kerr to monetary fines or reputational damage, which could adversely affect its business, financial condition, results of operations and prospects.

Increases in the Cost of Fuel Could Adversely Affect Kerr’s Business, Financial Condition and Results of Operation.

The price of fuel needed to run Kerr’s vehicles and equipment is unpredictable and fluctuates based on events outside Kerr’s control, including geopolitical developments, supply and demand for oil and gas, actions by the OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Most of Kerr’s contracts do not allow it to adjust our pricing. Accordingly, any increase in fuel costs could adversely affect Kerr’s business, financial condition, results of operations and prospects.

Kerr’s Insurance Coverage May be Inadequate to Cover All Significant Risk Exposures.

Kerr will be exposed to liabilities that are unique to the services it provides. While Kerr intends to maintain insurance for certain risks, the amount of Kerr’s insurance coverage may be inadequate to cover all claims or liabilities, and Kerr may be forced to bear substantial costs resulting from risks and uncertainties of its business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to Kerr, or at all, could have a material adverse effect on Kerr’s business, financial condition, results of operations and prospects.

Kerr’s Operations are Subject to Hazards That May Cause Personal Injury or Property Damage Thereby Subjecting Kerr to Liabilities and Possible Losses, Which May Not be Covered by Insurance.

Kerr’s workers are subject to hazards associated with providing construction and related services on cell sites. For example, some of the work Kerr performs is underground. If the field location maps supplied to Kerr are not accurate, or if objects are present in the soil that are not indicated on the field location maps, Kerr’s underground work could strike objects in the soil containing pollutants that could result in a rupture and discharge of pollutants. In such a case, Kerr may be liable for fines and damages. These operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. Even though Kerr believes that the insurance coverage it maintains is in amounts and against the risks that Kerr believes are consistent with industry practice, this insurance may not be adequate to cover all losses or liabilities that Kerr may incur in its operations. To the extent that Kerr experiences a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims, its business, financial condition, results of operations and prospects could be adversely affected.

The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including the maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Health and Safety and Health Administration and various recordkeeping, disclosure and procedural requirements. While Kerr has invested, and will continue to invest, substantial resources in occupational health and safety programs, serious accidents or violations of OSHA rules may subject Kerr to substantial penalties, civil litigation or criminal prosecution, which could adversely affect its business, financial condition, results of operations and prospects.

Defects in Kerr’s Specialty Contracting Services May Give Rise to Claims Against Kerr, Increase Its Expenses or Harm Its Reputation.

Kerr’s specialty contracting services are complex and its final work product may contain defects. Kerr has not historically accrued reserves for potential claims as they have been immaterial. The costs associated with such claims, including any legal proceedings, could adversely affect Kerr’s business, financial condition, results of operations and prospects.

Kerr’s Industry is Highly Competitive With a Variety of Larger Companies With Greater Resources Competing Against Kerr and Its Failure to Compete Effectively Could Reduce the Number of New Contracts Awarded to Kerr or Adversely Affect Kerr’s Market Share and Harm Its Financial Performance..

The contracts on which Kerr bids are generally awarded through a competitive bid process with awards generally being made to the lowest bidder, but sometimes are based on other factors such as shorter contract schedules or prior experience with the customer. Within Kerr’s markets, Kerr competes with many national, regional, local and international service providers. Price is often the principal factor in determining which service provider is selected by its customers, especially on smaller, less complex projects. As a result, any organization with adequate financial resources and access to technical expertise may become a competitor. Smaller competitors are sometimes able to win bids for these projects based on price alone because of their lower costs and financial return requirements. Additionally, Kerr’s competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to Kerr’s services, and Kerr may not be able to maintain or enhance its competitive position. Kerr also faces competition from the in-house service organizations of its customers whose personnel perform some of the services that Kerr provides.

Some of Kerr’s competitors have already achieved greater market penetration than Kerr has in the markets in which it competes, and some have greater financial and other resources than Kerr does. A number of national companies in Kerr’s industry are larger than Kerr is and, if they so desire, could establish a presence in Kerr’s markets and compete with Kerr for contracts. As a result of this competition, Kerr may need to accept lower contract margins in order to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with a customer. If Kerr is unable to compete successfully in its markets, its business, financial condition, results of operations and prospects could be adversely affected.

Many of the Industries Kerr Serves are Subject to Consolidation and Rapid Technological and Regulatory Change and Kerr’s Inability or Failure to Adjust to Its Customers’ Changing Needs Could Reduce Demand for Its Services.

Kerr will continue to derive a substantial portion of its revenue from customers in the telecommunications and utilities industries. The telecommunications and utilities industries are subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services Kerr provides. For example, new or developing technologies could displace the wire line systems used for the transmission of voice, video and data, and improvements in existing technology may allow telecommunications providers to significantly improve their networks without physically upgrading them. Alternatively, Kerr’s customers could perform more tasks themselves, which would cause Kerr’s business to suffer. Additionally, the telecommunications and utilities industries have been characterized by a high level of consolidation that may result in the loss of one or more of Kerr’s customers. Kerr’s failure to rapidly adopt and master new technologies as they are developed in any of the industries Kerr serves or the consolidation of one or more of its significant customers could adversely affect its business, financial condition, results of operations and prospects.

Further, many of Kerr’s telecommunications customers are regulated by the Federal Communications Commission, or the FCC, and other international regulators. The FCC and other regulators may interpret the application of their regulations in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations, either of which could reduce demand for Kerr’s services and adversely affect its business and results of operations.

Economic Downturns Could Cause Capital Expenditures in the Industries Kerr Serves to Decrease, Which May Adversely Affect Kerr’s Business, Financial Condition and Results of Operation.

The demand for Kerr’s services has been and will likely continue to be cyclical in nature and vulnerable to general downturns in the United States economy. The United States economy is still recovering from a recession, and growth in United States economic activity has remained slow. It is uncertain when these conditions will significantly improve. The wireless telecommunications industry is particularly cyclical in nature and vulnerable to general downturns in the United States and international economies. Kerr’s customers are affected by economic changes that decrease the need for or the profitability of their services. This can result in a decrease in the demand for Kerr’s services and potentially result in the delay or cancellation of projects by its customers. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for services could affect Kerr’s customers and their capital expenditure plans. As a result, some of Kerr’s customers may opt to defer or cancel pending projects. A downturn in overall economic conditions also affects the priorities placed on various projects funded by governmental entities and federal, state and local spending levels.

In general, economic uncertainty makes it difficult to estimate Kerr’s customer requirements for its services. Kerr’s plan for growth depends on expanding both in the United States and internationally. If economic factors in any of the regions in which Kerr plans to expand are not favorable to the growth and development of the telecommunications industries in those countries, Kerr may not be able to carry out our growth strategy, which could adversely affect its business, financial condition, results of operations and prospects.

RISKS RELATED TO OUR COMMON STOCK.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive, administrative and operating offices are located at 1800 NE 114th Street, Suite 2110, Miami, Florida 33181. We are not currently under lease with regards to the offices. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board and OTCQB under the symbol “TRXA.” The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ OTC:BB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2014	$0.59	$0.59
March 31, 2014	$0.70	$0.70
December 31, 2013	$0.0013	$0.0013
September 30, 2013	$0.007	$0.0007
June 30, 2013	$0.0023	$0.0023
March 31, 2013	$0.0014	$0.0014
December 31, 2012	$0.0012	$0.0012
September 30, 2012	$0.0021	$0.0021

HOLDERS

The approximate number of stockholders of record at the date of this Annual Report is 35. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

RECENT SALES OF UNREGISTREED SECURITIES

During fiscal year ended June 30, 2014 and to date, we did not issued any shares of common stock other than shares issued for debt conversion as discussed below.

During 2010, we had received monies from Boardwalk Business Developments Inc. ("Boardwalk") pursuant to an operating loan and other advances made by Boardwalk to us. Therefore, we evidenced the monies loaned by that certain convertible debenture dated June 30, 2010 (the "Convertible Debenture"), which Convertible Debenture was and has been evidenced on our audited financial statements. Subsequently, Boardwalk and certain assignees (collectively, the "Assignees") entered into those certain assignments of convertible debenture dated July 15, 2012 (the "Assignments") pursuant to which Boardwalk assigned and transferred to each of the Assignees a portion of its right, title and interest in and to the Debenture for payment of consideration from each of $8,000. The Assignees further assigned portions of their respective debt to others for consideration. We received those certain conversion notices dated September 21, 2014 from certain of the Assignees and others (collectively, the “Conversion Notices”) and desired to settle the debt evidenced by the Convertible Debenture in the aggregate amount of $691,926.00 by conversion into an aggregate post-Reverse Stock Split 1,835,834 shares of our restricted common stock at $0.3769 (which conversion price was changed based on the 1:1000 reverse stock split). Therefore, effective on September 21, 2014, our Board of Directors approved the issuance of an aggregate 1,835,834 shares of our restricted common stock to the Assignees and others in accordance with the terms and provisions of the respective Notices of Conversion. The shares of common stock were issued at $0.3769 per share. The shares of common stock were issued to United States residents in reliance on Section 4(2) promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignees and others acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

The shares are currently being issued and are deemed issued as of September 21, 2014. No Assignee or other subsequent assignee holds in the aggregate shares exceeding 4.99% of the total issued and outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2014, we had no compensation plans under which our equity securities were authorized for issuance.

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

TRANSFER AGENT

The stock transfer agent for our securities is Corporate Stock Transfer, 3200 Cherry Creek South Drive, Denver, Colorado 80209.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended June 30, 2014 and June 30, 2013 together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

Our net loss for fiscal year ended June 30, 2014 was ($37,637) compared to a net profit of $466,759 during fiscal year ended June 30, 2013, an increase in net loss of $429,122. During fiscal years ended June 30, 2014 and June 30, 2013, we did not generate any revenue.

During fiscal year ended June 30, 2014, we incurred operating expenses of $37,637 compared to $49,486 incurred during fiscal year ended June 30, 2013, a decrease of $11,849. During fiscal year ended June 30, 2014, operating expenses consisted of: (i) $14,736 in transfer agent fees (2013: $-0-); (ii) $18,795 in professional fees (2013: $-0-); and (iii) $4,106 in general and administrative (2013: $49,486). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. The decrease in operating expenses was primarily attributable to the decrease in general and administrative of $45,380.

We did not incur any management fees to our officers and directors during fiscal year ended June 30, 2014 and June 30, 2013. "Item 11. Executive Compensation”.

During fiscal year ended June 30, 2013, we incurred net income of $516,245 compared to $-0- incurred during fiscal year ended June 30, 2014 realized from the write-off of assets and liabilities of the subsidiaries. This resulted in a net loss of ($37,637) incurred during fiscal year ended June 30, 2014 compared to net income of $466,759 incurred during fiscal year ended June 30, 2013.

During fiscal year ended June 30, 2013, we also recognized a provision for income taxes of $158,637, which we incurred as a carryback loss resulting in a net of $-0-, compared to $-0- for fiscal year ended June 30, 2014.

Therefore, our net loss and loss per share during fiscal year ended June 30, 2014 was ($37,637) or ($0.37) per share compared to a net profit and profit per share during fiscal year ended June 30, 2013 of $466,759 or 4.53 per share. The weighted average number of shares outstanding was 103,073 for both fiscal years ended June 30, 2014 and June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2014

As of June 30, 2014, our current assets were $63 and our current liabilities were $691,923, which resulted in a working capital deficit of $691,860. As of June 30, 2014, current assets were comprised of $63 in cash and cash equivalents. As of June 30, 2014, current liabilities were comprised of $691,923 due to related party.

As of June 30, 2014, our total assets were $63. The increase in assets from fiscal year ended June 30, 2013 was due to the increase in cash and cash equivalents.

As of June 30, 2014, our total liabilities were $691,923 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended June 30, 2014 from fiscal year ended June 30, 2013 was primarily due to the increase in amounts due to related parties.

Stockholders’ deficit increased from ($654,223) for fiscal year ended June 30, 2013 to ($691,860) for fiscal year ended June 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2014, net cash flows used in operating activities was $63. Net cash flows used in operating activities during fiscal year ended June 30, 2014 consisted primarily of a net loss of ($37,637), which was adjusted by an increase of $37,700 due to related parties. For fiscal year ended June 30, 2013, net cash flows used in operating activities was $--0-. Net cash flows used in operating activities during fiscal year ended June 30, 2013 consisted primarily of $466,759 in net profit, which was adjusted by an increase of $49,486 due to related parties and a decrease of ($516,245) in accrued expenses.

Cash Flows from Investing Activities

For fiscal years ended June 30, 2014 and June 30, 2013, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For fiscal years ended June 30, 2014 and June 30, 2013, net cash flows used in financing activities was $-0-.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of June 30, 2014, we have a convertible debenture dated June 30, 2010 in the principal amount of $1,253,095 of which $603,095 has been either converted or paid. The convertible debenture accrues interest at the rate of 5% per annum and is convertible into shares of our common stock at the rate of $0.001 per share. As of September 21, 2014, the convertible debenture has been converted into shares of common stock. See "Item 5.

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

GOING CONCERN

The independent auditors' report accompanying our June 30, 2014 and June 30, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of
Trex Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Trex Acqusition Corp. (the “Company”) as of June 30, 2014 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on my audits.We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and the results of its operations and its cash flows for the year ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying financial statements, the Company has a significant accumulated deficit and no cash to for payment of ongoing operating expenses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA
Casselberry, Florida
September 26,2014

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

/s/ George Stewart

Seattle, Washington
September 25, 2013
September 29, 2014

TREX ACQUSITION CORP.
(FORMERLY SYNC2 NETWORKS CORP.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	June 30, 2013
Assets:
Current assets
Cash and cash equivalents	$63	$-
Accounts Receivable	-	-
Inventory	-	-
Deposit	-	-
Total Current Assets	63	-

Total Assets	$63	$-

Liabilities and Stockholders' Deficit:
Current Liabilities
Accounts Payable and Accrued Expenses	$-	$-
Due to Related Parties	691,923	654,223
Total Current Liabilities	691,923	654,223

Total Liabilities	691,923	654,223

Stockholders’ Equity:
Common Stock, 150,000,000 shares authorized and 103,073 shares issued@.001 par value, respectively	103	103
Additional Paid in Capital	712,244	712,244
Other Comprehensive Income (Loss)	(705,714)	(705,714)
Deficit accumulated during development stage	(698,493)	(660,856)
Total stockholders' equity (Deficit)	(691,860)	(654,223)

Total liabilities and stockholders' equity	$63	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
(FORMERLY SYNC2 NETWORKS CORP)
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,		January 16, 2008 (Inception) to June 30,
	2014	2013	2014

Revenue	$-	$-	$556,774

Expenses:
Salaries and Benefit	-	-	693,176
Rent	-	-	199,621
Marketing	-	-	157,451
Foreign Exchange	-	-	17,386
Amortization	-	-	217,482
Transfer Agent Fees	14,736	-	89,512
Professional Fees	18,795	-	302,655
Management Fees	-	-	189,997
Administration Fees	-	-	182,083
Financial Consulting	-	-	49,450
Travel, Meals and lodging	-	-	10,448
Bad Debts	-	-	36,202
General and Administrative	4,106	49,486	262,787
Total Operating Costs	37,637	49,486	2,408,250

Loss from Operations	(37,637)	(49,486)	(1,851,476)

Net Income (Loss) from the write off of assets and liabilities of the subsidiaries	-	516,245	447,269

Net Income (loss) for the year	$(37,637)	$466,759	$(1,404,207)

Provision for Income Taxes	-	158,637

Extraordinary Item:
Carryback Losses	-	(158,637)

Net Profit (Loss)	$(37,637)	$466,759	$(1,404,207)

Loss Per Share
Basic and Diluted	(0.37)	4.53

Weighted average shares outstanding basic and diluted	103,073	103,073	-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
(FORMERLY SYNC 2 NETWORKS CORP.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30, 2014	For the year ended June 30, 2013	For the Period of January 16, 2008 (Inception) to June 30, 2014
Cash flows from operating activities:
Net Profit (Loss) for the period	$(37,637)	$466,759	$(1,404,207)
Stock Issued	-	-	-
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
(Increase) Decrease in Inventory	-	-	-
(Increase) Decrease in Accounts Receivable	-	-	-
Increase in Due to Related Parties	37,700	49,486	691,923
Increase in Accounts Payable and Accrued Expenses	-	(516,245)	-
Net cash (used) by operating activities	63	-	(712,284)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	103,046
Additional Paid in Capital	-	-	609,301
Net cash provided by financing activities	-	-	712,347

Net increase (decrease) in cash	63	-	63
Cash – beginning	-	-	-
Cash – ending	63	-	63

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
(FORMERLY SYNC2 NETWORKS CORP.)
(A Development Stage Company
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Inception to June 30, 2014

	Common Shares	Common Stock	Additional Paid in Capital	Retained Deficit	Total
Common Stock issued for cash April 15, 2008	51,000	51	$2,949	$-	$3,000
Common Stock issued for cash April 24, 2008	22,100	22	6,478	-	6,500
Common Stock issued for cash May 28, 2008	12,777	13	14,987	-	15,000
Net Loss for the year ended June 30, 2008				(1,283)	(1,283)
Balance June 30, 2008	85,877	86	24,414	(1,283)	23,217
Net Loss for the year ended June 30, 2009				(245,220)	(245,220)
Balance June 30, 2009	85,877	86	24,414	(246,503)	(222,003)
Common Stock issued April 1, 2010	17,196	17	687,830	-	687,847
Net loss for the year ended June 30, 2010				(1,503,519)	(1,503,519)
Balance June 30, 2010	103,073	103	712,244	(1,750,022)	(1,037,675)
Net loss for the year ended June 30, 2011	-	-	-	(387,459)	(387,459)
Balance June 30, 2011	103,073	103	712,244	(2,137,481)	(1,425,134)
Net profit for the year ended June 30, 2012	-	-	-	304,152	304,125
Balance June 30, 2012	103,073	103	712,244	(1,833,329)	(1,120,982)
Net profit for the year ended June 30, 2013	-	-	-	466,759	466,759
Balance June 30, 2013	103,073	103	$712,244	$(1,366,570)	$(654,223)
Net Loss for the year ended June 30, 2014				(37,637)	(37,637)
Balance June 30, 2014	103,073	103	712,244	(1,404,207)	(691,860)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
(FORMERLY SYNC2 NETWORKS CORP.)
(A Development Stage Company)
NOTES TO CONSOLIATED FINANCIAL STATEMENTS
June 30, 2014

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

The Company consists of itself and its 100% owned subsidiary Sync2 Networks International.

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

Principles of Consolidation

The accounts include those of the Company and its 100% owned subsidiary. All intercompany transactions have been eliminated.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014.

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

The Company determined that there were no impairments of long-lived assets as of June 30, 2014 and 2013.

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

There were no potentially dilutive shares outstanding as of June 30, 2014 or June 30, 2013.

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

Reverse Stock Split

On October 9, 2013 the Company’s board of directors approved a 1 for 1000 reverse stock split effective in the first quarter 2014. The Company has restated its financials to reflect this reverse for all periods presented.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,404,207 at June 30, 2014.

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

Net deferred tax assets consist of the following components as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Deferred Tax Assets – Non-current:

NOL Carryover	$196,274	$158,637
Payroll Accrual	-	-
Less valuation allowance	(196,274)	(158,637)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2014 and 2013 due to the following:

	2014	2013

Book Income	$(37,637)	$466,759
Meals and Entertainment	-	-
Stock for Services	-	-
Accrued Payroll	-	-
Valuation allowance	37,637	(466,759)
	$-	$-

At June 30, 2014, the Company had net operating loss of $196,274 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the June 30, 2014 and 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there was two reportable subsequent event to be disclosed

1.	The Company has entered into a preliminary agreement to be acquired in a transaction that would be treated for accounting purposes as a reverse merger.
2.	The Company has issued stock to eliminate the debt shown on the balance sheet.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

DISMISSAL OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Effective June 26, 2014, we dismissed George Stewart, CPA ("Stewart") as our independent registered public accounting firm. We engaged Terry L. Johnson, CPA ("Johnson") as our principal independent registered public accounting firm effective June 27, 2014. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

The reports of Stewart on our financial statements for fiscal years ended June 30, 2013 and 2012 (which included the balance sheet as of June 30, 2013 and the statement of operations, cash flows and stockholders' equity as of June 30, 2013), for the past fiscal year, did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal year ended June 30, 2013 and during the subsequent period through to the date of Stewart's resignation, there were no disagreements between us and Stewart, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Stewart, would have caused Stewart to make reference thereto in its report on our audited financial statements.

We provided Stewart with a copy of a Current Report on Form 8-K and requested that Stewart furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Stewart agrees with the statements made in the Current Report on Form 8-K with respect to Stewart and, if not, stating the aspects with which they do not agree. We received the requested letter from Stewart wherein he confirmed his agreement to our disclosures in the Current Report with respect to Stewart. A copy of Stewart's letter was filed as an exhibit to the Current Report as filed with the Securities and Exchange Commission.

In connection with our appointment of Johnson as our principal registered accounting firm at this time, we have not consulted Johnson on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years (June 30, 2013 and 2012) and subsequent interim period through the date of engagement.

There are no reportable disagreements on accounting or financial disclosure issues. In June 2014, we engaged Terry L. Johnson to audit our financial statements for the period ended June 30, 2014. Prior to his engagement, we had not consulted with George Stewart with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLSOURE CONTROLS AND PROCEDURES

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position

Warren Gilbert	64	President/Chief Executive Officer, Secretary and a Director

Frank Horkey	59	Vice President and a Director

Warren Gilbert

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

Frank J. Horkey

Mr. Horkey has been our Vice President and a director since January 14, 2014. During the past ten years, Mr. Horkey has been engaged as an auditor and a certified public accountant. Mr. Horkey currently is the founder and manager of Horkey & Associates, which is a public accounting firm located in West Broward, Florida. In 1978, Mr. Horkey commenced his career with Touche Ross (which is now called Deloitte Touche), an international public accounting firm, in Miami, Florida. After three years, he started his own public accounting firm and through subsequent mergers was a partner through 1991 in one of the largest accounting firms in western Broward County. Mr. Horkey has taught courses on accounting, auditing and taxation issues, and has written a variety of articles on diverse tax topics, such as home office deductions, and accounting and auditing topics such as audits of small businesses. Mr. Horkey's clients have included large corporations, small businesses, professionals, not-for-profit organizations, municipalities and other governmental entities. Mr. Horkey was the audit partner on one of the pilot single audits performed on a large governmental unit in 1981, and was involved in the development and application of the single audit process with the Office of Management and Budget and the General Accounting Office.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended June 30, 2014 and June 30, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Warren Gilbert, President/CEO,	2013	0	0	0	0	0	0	0	0
Secretary, Treasurer/CFO	2014	0	0	0	0	0	0	0	0
Frank Horkey, Vice President	2014	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS

We do not have any effective stock option or other equity award plans. Therefore, as of June 30, 2014, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Warren Gilbert Pres/CEO Secretary CFO	0	0	0	0	0	0	0	0	0
Frank Horkey, Vice Pres	0	0	0	0	0	0	0	0	0

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal years ended June 30, 2014 and June 30, 2013:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Warren Gilbert 2014 2013	0	0	0	0	0	0	0
Frank Horkey 2014	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On approximately August 14, 2013, there was a change in our control. In accordance with the terms and provisions of that certain escrow agreement dated March 31, 2012 (the "Escrow Agreement"), Warren Gilbert, who is our current President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors, acquired in a private transaction an aggregate of 62,863,800 shares of our pre-Reverse Stock Split restricted common stock representing an equity interest of then 61% of the total issued and outstanding shares. The amount of consideration paid was $325,000 and were outside funds from unrelated parties. The shares of common stock were acquired as follows: (i) 51,000,000 pre-Reverse Stock Split shares from Artur Etozov; and (ii) 11,863,800 pre-Reverse Stock Split shares from approximately ten separate shareholders each holding less than 5% of the total issued and outstanding.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Annual Report by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Officers and Directors
Common Stock	Warren Gilbert 9540 NW 10th Street Plantation, Florida 33322	62,864 shares	3.24%

Common Stock	All directors and named executive officers as a group (1 person)	62,864 shares	3.24%
Beneficial Owners 5% or Greater
None

(1)
Percentage of beneficial ownership of our common stock is based on 1,938,881 shares of common stock outstanding as of the date of this Annual Report, which total issued and outstanding were reduced in accordance with the Reverse Stock Split.

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

ITEM 14. PRINCI[PAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2014 and June 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $7,500 and $9,000, respectively.

Audit-Related Fees

For the fiscal years ended June 30, 2014 and June 30, 2013, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal years ended June 30, 2014 and June 30, 2013, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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
_____________
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

Trex Acquisition Corp. a Nevada corporation

September 30, 2014	By:	/s/ Warren Gilbert
Warren Gilbert
	Its:	President, Director
(Principal Executive Officer)

September 30, 2014	By:	/s/ Warren Gilbert
Warren Gilbert
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 30, 2014	By:	/s/ Warren Gilbert
Warren Gilbert
	Its:	Director

September 30, 2014	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director