Form 10-K/A
period 2014-06-30
Trex Acquisition Corp.
filed 2019-05-07
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

AMENDMENT NO. 1 TO

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 333-152551

TREX Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	26-1754034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7301 NW 4th Street Suite 102 Plantation FL	33317
(Address of principal executive offices)	(Zip Code)

(954) 742-3001
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Title of each class registered:

None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2014, approximately $2,812.60.

As of date of filing (May 3, 2019) there were 1,939,182 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of T-REX Acquisition Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

This Annual Report on Form 10-K is being amended based on the restatement of the Company’s financial statements for fiscal year ended June 30, 2014. The financial statements for fiscal year ended June 30, 2014 were restated to include an additional $100,000 of related party debt and the recognition of $100,000 in bad debt expense and $3,372 of expense accruals. The Company had received $100,000 from investors, which had not been recognized and had subsequently loaned the $100,000 to Kerr Utility Technologies Inc. with interest. The loan was determined to be uncollectible. These changes will affect the financial statements and the note disclosures.

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

At the end of 2009 Sync2 International Ltd, became inactive and Sync2 Agency Ltd. was liquidated.

Domestication of Subsidiary

On April 7, 2014, our Board of Directors deemed it in the best interests of the Company and its shareholders to domesticate our subsidiary, Sync2 International Ltd., as a corporation formed under the laws of Malta to a corporation formed under the laws of the State of Nevada (the “Domestication”), which under Nevada statutory law involves the transfer of an existing corporation from one jurisdiction to another whereby Sync2 International Ltd. shall cease all operations in Malta. On May 1, 2014, we filed Articles of Domestication with the Nevada Secretary of State effecting the domestication of Sync2 International Ltd. as a corporate entity formed under the laws of the State of Nevada, which domestication provides that Sync2 International Ltd. as domesticated in the State of Nevada shall be the same entity as Sync2 International Ltd. organized under the laws of Malta. As part of the process of domestication of Sync 2 International Ltd, we recognized $516,245 of income during the fiscal year ended June 30, 2013 from the write off of the remaining assets and liabilities of Sync 2 International Ltd,

Sync2 International Ltd, was still inactive at May 3, 2019 (the date of filing).

FINRA Corporate Action/Information Statement on Form 14C

On October 9, 2013, our Board of Directors and majority shareholders approved a reverse stock split of one for one thousand (1:1,000) of our total issued and outstanding shares of common stock (the “Stock Split”) and a change in our name from “Sync2 Networks Corp.” to “T-REX Acquisition Corp.” (the “Name Change”). Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of the Company’s outstanding votes was required to effect the Stock Split and the Name Change. Our articles of incorporation do not authorize cumulative voting. As of the record date of October 9, 2013, we had 103,046,175 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock were entitled to 62,863,800 votes, which represented approximately 61.0% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Stock Split and the Name Change described herein in a unanimous written consent dated October 9, 2013. An information statement on Form 14(c) was filed with the Securities and Exchange Commission on December 11, 2013.

On December 11, 2013, we filed an Information Statement on Form 14(c) with the Securities and Exchange Commission, which was furnished to all holders of our common stock as of October 9, 2013, in connection with the action taken by written consent of holders of a majority of the outstanding voting power of the Company to authorize the following: (i) ratification of an amendment to the articles of incorporation (the “Name Change Amendment”) to change our name from “Sync2 Networks Corp.” to “T-REX Acquisition Corp.” (the “Name Change”); and (vi) ratification of a reverse stock split of one for one thousand (1:1,000) of our shares of common stock (the “Reverse Stock Split”).

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

The Stock Split was effected based upon the filing of appropriate documentation with FINRA. The Stock Split decreased our total issued and outstanding shares of common stock from approximately 103,046,175 shares to 103,046 shares of common stock. The common stock will continue to be $0.001 par value. Our trading symbol changed to “TRXA”. The new cusip number for the Company is 89532J 108. All common stock references in this filing are post-split figures, unless otherwise identified.

The Name Change was effected to better reflect our future business operations.

All common stock references are post reverse split figures unless specifically identified otherwise.

Change in Control

On approximately August 14, 2013, there was a change in our control. In accordance with the terms and provisions of that certain escrow agreement dated March 31, 2012 (the “Escrow Agreement”), Warren Gilbert, who was at the time the current President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors, acquired in a private transaction an aggregate of 62,863,800 shares of our restricted common stock representing an equity interest of 61% of the total issued and outstanding shares. The amount of consideration paid was $325,000 and were outside funds from unrelated parties. The shares of common stock were acquired as follows: (i) 51,000,000 shares from Artur Etozov; and (ii) 11,863,800 shares from approximately ten separate shareholders each holding less than 5% of the total issued and outstanding.

CURRENT BUSINESS OPERATIONS

Kerr Utility Technologies Inc.

On May 30, 2014, our Board of Directors approved the execution of a non-binding indication of interest in the form of a Term Sheet (the “Term Sheet”) with Kerr Utility Technologies Inc. (“Kerr”) regarding a tax-free stock-for-stock exchange reverse merger transaction with Kerr (the “Merger”). In connection with the Merger, we intend to incorporate and establish T-REX Acquisitions, Inc. as a Nevada corporation and our wholly owned subsidiary (the “Merger Sub”) and T-REX Merger, Inc., a Nevada corporation (“Newco”) to accommodate the Kerr acquisition. Our Board of Directors has also approved a private placement offering to raise on an “all or none” basis an aggregate of $500,000 for Kerr’s benefit prior to consummation of the Merger. The foregoing information pertaining to the private placement offering should not be construed in any manner whatsoever as a solicitation to buy or offer to sell our common stock shares.

The Term Sheet provides that as condition precedents to the Merger: (i) all of our creditors holding notes shall convert or exchange their notes for our common stock shares; (ii) Kerr shall deliver to us its audited financial statements for the stub period ended 2013 and the fiscal year ended June 30, 2014 (the “Kerr Audited Financial Statements”); and (iii) we will adopt a stock incentive plan to create a pool of options representing approximately 10% of the fully diluted shares issued and outstanding on an as converted common stock equivalent basis.

The Term Sheet further provides that we will file a “resale” Form S-1 Registration Statement with the Securities and Exchange Commission (“SEC”) to register all common stock shares held by our existing shareholders and maintain effectiveness of the “resale” registration statement from the effective date through twelve months, at which time exempt sales pursuant to Rule 144 of the Securities Act of 1933, as amended (“Securities Act”), may be permitted for purchasers of the shares and existing shareholders.

The Term Sheet also provides that after consummation of the Merger, we will change our name to “Kerr Utility Technologies, Inc.”, we shall have a Board of Directors consisting of five Board members, including one member appointed by us whereby such Board Member appointee shall serve as a member of both our audit and compensation committees.

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

At the date of this filing, the agreement with Kerr is no longer in effect and the merger did not and will not occur.

Prior Business Operations

We were previously engaged in the business of acquiring and developing internet marketing and web site development entities and/or their individual software programs to assist third-party clients in marketing their products and in maximizing the use of the internet to achieve those third-party clients’ ultimate business objectives. However, based upon the effective date of the Name Change we anticipate that the nature of our business operations will change.

RESEARCH AND DEVELOPMENT

During the last three fiscal years no time was spent on specialized research and development activities and has no plans are contemplated in the future.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of the date of this Annual Report, we have no employees. Our officer Frank Horkey as President/Chief Executive Officer/Chief Financial Officer, currently serves without compensation. We do not currently have formal employment agreements with Mr. Horkey. We anticipate that we will retain independent contractors as consultants to support our expansion and business development. We are not a party to any employment agreements.

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

RISKS RELATING TO OUR BUSINESS SINCE MERGER WAS NOT CONSUMMATED

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

We Will Need to Secure Additional Financing to Further Business Operations.

We will require significant additional financing in order to commence and continue any business operations. Furthermore, if the cost of our planned business operations are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us, the continued development of our business will depend upon our ability to establish commercial viability and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the development stage. We are experiencing significant negative cash flow. Accordingly, the sources of funds presently available to us are through the sale of equity. We presently believe that significant debt financing will not be an alternative to us as we are a development company., We may finance our business by offering an interest in future assets or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue business operations and our assessment of the commercial viability of any assets. Further, if we are able to establish that development of future business operations is commercially viable, our inability to raise additional financing at this stage would result in our inability to generate potential revenue.

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the development stage. Further, we may be dependent on sales of our equity securities and debt financing to meet our cash requirements. Although we recorded a net profit of $466,759 for fiscal year ended June 30, 2013 as compared to a net loss of $141,009 for fiscal year ended June 30, 2014, we have incurred net losses of $1,507,579 since inception (January 16, 2008) to June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $801,865. Further, we do not expect positive cash flow from operations in the near term. We anticipate a change in business operations. Therefore, it is quite likely that additional capital may be required in the event further working capital is necessary because our operating costs will increase beyond our expectations or we encounter greater costs associated with general and administrative expenses or offering costs.

We May Need Additional Capital in the Future, But There is No Assurance That Funds Will Be Available on Acceptable Terms, or at All.

We may need to raise additional funds in order to achieve growth pertaining to future business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. Additionally, any securities issued to raise funds may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures may be materially limited.

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

We Will Need to Restructure Our Business to Realize Any Profitability and Cash Flow.

Based upon the termination of current business operations and thus the unknown of future business prospects, we anticipate we may experience significant fluctuations in our operating results and rate of growth. Due to our limited operating history, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of operating costs. Our current expenses and investments are to a large extent currently fixed, and we may not be able to adjust our spending quickly enough if our future prospects regarding Kerr fall short of our expectations. Any potential revenue growth may not be sustainable and our company-wide percentage growth rate will decrease in the future.

We Depend on the Efforts and Abilities of Our Officer.

We currently have two officers who are Frank Horkey as our President/Chief Executive Officer/Chief Financial Officer. Outside demands on our officer’s time may prevent him from devoting sufficient time to our operations. In addition, the demands on this individual’s time will increase because of our status as a public company. Mr. Horkey, has limited experience in managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company management experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained. We do not currently have any executive compensation agreements. We cannot guarantee that our management will remain with us.

Our Management Ranks are Thin, and Losing or Failing to Add Key Personnel Could Affect Our Ability to Successfully Grow Our Business.

Our future performance depends substantially on the continued service of our management. In particular, our success depends upon the continued efforts of our management personnel, including our officer Mr. Horkey. We cannot guarantee that Mr. Horkey will be able to devote the time and effort necessary to advance the Company’s interests.

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

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; (viii) general economic trends; and ix) Commodity price fluctuation

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive, administrative and operating offices are located at 7301 NW 4th Street Suite 102, Plantation FL 33317. We are not currently under lease with regards to the offices. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High Bid	Low Bid
June 30, 2014	$0.70	$0.59
March 31, 2014	$1.80	$0.70
December 31, 2013	$7.00	$.10

September 30, 2013	$7.00	$2.20
June 30, 2013	$2.30	$1.40
March 31, 2013	$2.00	$.60
December 31, 2012	$2.10	$1.80
September 30, 2012	$1.80	$0.30

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended June 30, 2014 and to date, we did not issued any shares of common stock other than shares issued for debt conversion as discussed below.

During 2010, we had received monies from Boardwalk Business Developments Inc. (“Boardwalk”) pursuant to an operating loan and other advances made by Boardwalk to us. Therefore, we evidenced the monies loaned by that certain convertible debenture dated June 30, 2010 (the “Convertible Debenture”), which Convertible Debenture was and has been evidenced on our audited financial statements. Subsequently, Boardwalk and certain assignees (collectively, the “Assignees”) entered into those certain assignments of convertible debenture dated July 15, 2012 (the “Assignments”) pursuant to which Boardwalk assigned and transferred to each of the Assignees a portion of its right, title and interest in and to the Debenture for payment of consideration from each of $8,000. The Assignees further assigned portions of their respective debt to others for consideration. We received those certain conversion notices dated September 21, 2014 from certain of the Assignees and others (collectively, the “Conversion Notices”) and desired to settle the debt evidenced by the Convertible Debenture in the aggregate amount of $691,926.00 by conversion into an aggregate post-Reverse Stock Split 1,835,834 shares of our restricted common stock at $0.3769 (which conversion price was changed based on the 1:1000 reverse stock split). Therefore, effective on September 21, 2014, our Board of Directors approved the issuance of an aggregate 1,835,834 shares of our restricted common stock to the Assignees and others in accordance with the terms and provisions of the respective Notices of Conversion. The shares of common stock were issued at $0.3769 per share. The shares of common stock were issued to United States residents in reliance on Section 4(2) promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignees and others acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

TRANSFER AGENT

The stock transfer agent for our securities is Corporate Stock Transfer, 3200 Cherry Creek South Drive, Denver, Colorado 80209.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended June 30, 2014 and June 30, 2013 together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors.” Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a development stage company since we have no current operations, are currently pursuing options to find suitable merger candidates and have not generated any significant revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

Our net loss for fiscal year ended June 30, 2014 was ($141,009) compared to a net profit of $466,759 during fiscal year ended June 30, 2013, an increase in net loss of $607,768. During fiscal years ended June 30, 2014 and June 30, 2013, we did not generate any revenue.

During fiscal year ended June 30, 2014, we incurred operating expenses of $141,009 compared to $49,486 incurred during fiscal year ended June 30, 2013, an increase of $91,523. During fiscal year ended June 30, 2014, operating expenses consisted of: (i) $18,108 in transfer agent and filing fees (2013: $0.00); (ii) $18,795 in professional fees (2013: $-0-); (iii) $4,106 in general and administrative (2013: $49,486); and (iv) $100,000 in bad debts (2013: $-0);. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. The increase in operating expenses was primarily attributable to the $100,000 of bad debts compared to $-0- incurred during fiscal year ended June 30, 2013. We had advanced $100,000 to Kerr in May 2014 and a further $100,000 to Kerr in July 2014. Kerr subsequently ceased business operations. Therefore, at June 30, 2014, the original $100,000 was determined to be a bad debt and, therefore, we restated our financial statements to reflect such for fiscal year ended June 30, 2014. The remaining $100,000 was reflected as a bad debt during the three month period ended September 30, 2014.

We did not incur any management fees to our officers and directors during fiscal year ended June 30, 2014 and June 30, 2013. “Item 11. Executive Compensation”.

During fiscal year ended June 30, 2013, we recorded income of $516,245 compared to $-0- recorded during fiscal year ended June 30, 2014, realized from the write-off of assets and liabilities of the subsidiaries. Therefore, this resulted in a net loss of ($141,009) incurred during fiscal year ended June 30, 2014 compared to net income of $466,759 incurred during fiscal year ended June 30, 2013.

Therefore, our net loss and loss per share during fiscal year ended June 30, 2014 was ($141,009) or ($1.37) per share compared to a net profit and profit per share during fiscal year ended June 30, 2013 of $466,759 or $4.53 per share. The weighted average number of shares outstanding was 103,073 for both fiscal years ended June 30, 2014 and June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended June 30, 2014

As of June 30, 2014, our current assets were $63 and our current liabilities were $795,295, which resulted in a working capital deficit of $795,232. As of June 30, 2014, current assets were comprised of $63 in cash and cash equivalents. As of June 30, 2014, current liabilities were comprised of $791,923 due to related parties and $3,372 in trade accounts payable.

As of June 30, 2014, our total assets were $63. The increase in assets from fiscal year ended June 30, 2013 was due to the increase in cash and cash equivalents.

As of June 30, 2014, our total liabilities were $795,295 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended June 30, 2014 from fiscal year ended June 30, 2013 was primarily due to the increase in amounts due to related parties.

Stockholders’ deficit increased from ($654,223) for fiscal year ended June 30, 2013 to ($795,232) for fiscal year ended June 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended June 30, 2014, net cash flows provided by operating activities was $63. Net cash flows used in operating activities during fiscal year ended June 30, 2014 consisted primarily of a net loss of ($141,009), which was adjusted by an increase of $137,700 due to related parties. For fiscal year ended June 30, 2013, net cash flows used in operating activities was $-0-. Net cash flows used in operating activities during fiscal year ended June 30, 2013 consisted primarily of $466,759 in net profit, which was adjusted by an increase of $49,486 due to related parties and a decrease of ($516,245) in accrued expenses.

Cash Flows from Investing Activities

For fiscal years ended June 30, 2014 and June 30, 2013, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For fiscal year ended June 30, 2014, net cash flows from financing activities was $-0-. For fiscal year ended June 30, 2013, net cash flows used in financing activities was $-0-.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our proceeds from the sales of stock and generation of revenues from acquisitions. Our working capital requirements are expected to increase in line with the growth of our business.

Our principal demands for liquidity are to increase business operations and for general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to future business operations, and the expansion of our business, through cash flow provided by funds raised through proceeds from the issuance of debt or equity.

MATERIAL COMMITMENTS

Convertible Debenture

As of June 30, 2014, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095 of which $603,095 has been either converted to stock or paid. The note payable accrues interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 21, 2014, the note payable balance of $691,926 ($650,000 at June 30, 2013 plus additional advances of $37,700 for the year ended June 30, 2014) has been converted into shares of common stock. See “Item 5.

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

GOING CONCERN

The independent auditors’ report accompanying our June 30, 2014 and June 30, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Trex Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Trex Acquisition Corp. (“the Company”) as of June 30, 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, history of net operating losses, and has not commenced operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these factors are also discussed in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2018.

Spokane, Washington

May 3, 2019

TREX ACQUISITION CORP.

(FORMERLY SYNC2 NETWORKS CORP.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	Restated June 30, 2014	June 30, 2013
Assets:
Current assets
Cash and cash equivalents	$63	$-
Accounts Receivable	-	-
Inventory	-	-
Deposit	-	-
Total Current Assets		-

Total Assets	$63	$-

Liabilities and Stockholders’ Deficit:
Current Liabilities
Accounts Payable and Accrued Expenses	$3,372	$-

Due to Related Parties	791,923	654,223
Total Current Liabilities	795,295	654,223
Total Liabilities	795,295	654,223

Commitments and Contingencies	0	0

Stockholders’ Equity:
Common Stock, 150,000,000 shares authorized and 103,073 shares issued, $.001 par value, respectively	103	103
Additional Paid in Capital	712,244	712,244
Accumulated deficit	(705,714)	(705,714)
Deficit accumulated during development stage	(801,865)	(660,856)
Total stockholders’ equity (Deficit)	(795,232)	(654,223)

Total liabilities and stockholders’ equity	$63	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

(FORMERLY SYNC2 NETWORKS CORP)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,		January 16, 2008 (Inception) to
	Restated 2014	2013	June 30, 2014

Revenue	$-	$-	$556,774

Expenses:
Salaries and Benefit	-	-	693,176
Rent	-	-	199,621
Marketing	-	-	157,451
Foreign Exchange	-	-	17,386
Amortization	-	-	217,482
Transfer Agent and Filing Fees	18,108	-	92,684
Professional Fees	18,795	-	302,655
Management Fees	-	-	189,997
Administration Fees	-	-	182,083
Financial Consulting	-	-	49,450
Travel, Meals and lodging	-	-	10,448
Bad Debts	100,000	-	136,202
General and Administrative	4,106	49,486	262,787
Total Operating Costs	141,009	49,486	2,511,422

Loss from Operations	(141,009)	(49,486)	(1,954,648)

Net Income (Loss) from the write off of assets and liabilities of the subsidiaries	-	516,245	447,269

Net Income (loss) for the year	$(141,009)	$466,759	$(1,507,379)

Provision for Income Taxes	-	-

Net Profit (Loss)	$(141,009)	$466,759	$(1,507,379)

Income (Loss) Per Share
Basic and Diluted	(1.37)	4.53

Weighted average shares outstanding basic and diluted	103,073	103,073	-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

(FORMERLY SYNC 2 NETWORKS CORP.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated For the year ended June 30, 2014	For the year ended June 30, 2013	For the Period of January 16, 2008 (Inception) to June 30, 2014
Cash flows from operating activities:
Net Profit (Loss) for the period	$(141,009)	$466,759	$(1,507,579)
Stock Issued	-	-	-
Bad debts	100,000	-	-
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
(Increase) Decrease in Inventory	-	-	-
(Increase) Decrease in Accounts Receivable	-	-	-
Increase in Due to Related Parties	37,700	49,486	791,923
Increase in Accounts Payable and Accrued Expenses	3,372	(516,245)	3,372
Net cash provided (used) by operating activities	63	-	(712,284)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	103,046
Additional Paid in Capital	-	-	609,301
Net cash provided by financing activities	-	-	712,347

Net increase (decrease) in cash	63	-	63
Cash – beginning	-	-	-
Cash – ending	63	-	63

Non Cash Transactions
Note issued in exchange for amount advanced to potential merger Candidate	-	-	-
Supplemental Cash Flow Information	100,000	-	-
Cash Paid for Income Taxes	-	-	-

Cash Paid for Interest	-	-	-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

(FORMERLY SYNC2 NETWORKS CORP.)

(A Development Stage Company

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Inception to June 30, 2014

	Common Shares	Common Stock	Additional Paid in Capital	Retained Deficit	Total
Common Stock issued for cash April 15, 2008	51,000	51	$2,949	$-	$3,000
Common Stock issued for cash April 24, 2008	22,100	22	6,478	-	6,500
Common Stock issued for cash May 28, 2008	12,777	13	14,987	-	15,000
Net Loss for the year ended June 30, 2008				(1,283)	(1,283)
Balance June 30, 2008	85,877	86	24,414	(1,283)	23,217
Net Loss for the year ended June 30, 2009				(245,220)	(245,220)
Balance June 30, 2009	85,877	86	24,414	(246,503)	(222,003)
Common Stock issued April 1, 2010	17,196	17	687,830	-	687,847
Net loss for the year ended June 30, 2010				(1,503,519)	(1,503,519)
Balance June 30, 2010	103,073	103	712,244	(1,750,022)	(1,037,675)
Net loss for the year ended June 30, 2011	-	-	-	(387,459)	(387,459)
Balance June 30, 2011	103,073	103	712,244	(2,137,481)	(1,425,134)
Net profit for the year ended June 30, 2012	-	-	-	304,152	304,125
Balance June 30, 2012	103,073	103	712,244	(1,833,329)	(1,120,982)
Net profit for the year ended June 30, 2013	-	-	-	466,759	466,759
Balance June 30, 2013	103,073	103	$712,244	$(1,366,570)	$(654,223)
Net Loss for the year ended June 30, 2014 Restated				(141,009)	(141,009)
Balance June 30, 2014	103,073	103	712,244	(1,507,379)	(795,232)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

(FORMERLY SYNC2 NETWORKS CORP.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

T-REX Acquisition Corp. (The “Company”) was formed on January 16, 2008 in the state of Nevada under the name Plethora Resources, Inc. as a development stage enterprise. The Company later changed its name to Sync2 Networks Corp. then on March 20, 2014 to T-REX Acquisition Corp. The Company was originally organized to engage in the business of consulting to oil and gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia.

The Company consists of itself and its 100% owned subsidiary Sync2 Networks International.

On April 7, 2014, our Board of Directors deemed it in the best interests of the Company and its shareholders to domesticate our subsidiary, Sync2 International Ltd., as a corporation formed under the laws of Malta to a corporation formed under the laws of the State of Nevada (the “Domestication”), which under Nevada statutory law involves the transfer of an existing corporation from one jurisdiction to another whereby Sync2 International Ltd. shall cease all operations in Malta. On May 1, 2014, we filed Articles of Domestication with the Nevada Secretary of State effecting the domestication of Sync2 International Ltd. as a corporate entity formed under the laws of the State of Nevada, which domestication provides that Sync2 International Ltd. as domesticated in the State of Nevada shall be the same entity as Sync2 International Ltd. organized under the laws of Malta.

The Company’s business plan is to find a merger candidate and become an operating company or to be a corporate governance and management company.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Determination of Bad Debts

The Company’s policy is to analyze the collectability of Accounts and Notes Receivable on a monthly basis to determine whether any allowance for doubtful accounts is necessary.

Reclassifications

Certain reclassification were made to previous years financial statements to correspond to those used in the current year These reclassifications were in the transfer agent and filing fees and professional fee categories.

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

Principles of Consolidation

The accounts include those of the Company and its 100% owned subsidiary. All intercompany transactions have been eliminated. At this time, SYNC2 International LTD has no operations, assets or liabilities.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S.) GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.. Since June 30, 2014 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were 1,835,835 potentially dilutive shares outstanding as of June 30, 2014 or June 30, 2013. At the end of both periods the potentially dilutive shares were excluded because the effect would have anti-dilutive.

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

Reverse Stock Split

On October 9, 2013 the Company’s board of directors approved a 1 for 1000 reverse stock split effective in the first quarter 2014. The Company has restated its financial statements to reflect this reverse for all periods presented.

All common stock references are post reverse split figures unless specifically identified otherwise.

Recently issued accounting pronouncements

The following accounting standards were issued as of December 26, 2011:

As a result of ASU 2014-10, the Company’s reporting will change after December 15, 2014. ASU 2014-10 eliminates the distinction between development stage enterprises and operating entities for financial reporting purposes by removing the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

Therefore, going forward the Company’s financial statements will be changed to eliminate the disclosures noted above.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,507,579 at June 30, 2014.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Due to Related Parties

During the year ended June 30, 2014, the Company was advanced $37,000 to pay for operations by certain related parties. These advances were converted into stock on September 14, 2014 as part of the Boardwalk note conversion

NOTE 5 – PROPOSED MERGER WITH KERR TECHNOLOGIES, INC.

On May 30, 2014, our Board of Directors approved the execution of a non-binding indication of interest in the form of a Term Sheet (the “Term Sheet”) with Kerr Utility Technologies Inc. (“Kerr”) regarding a tax-free stock-for-stock exchange reverse merger transaction with Kerr (the “Merger”). In connection with the Merger, we intend to incorporate and establish T-REX Acquisitions, Inc. as a Nevada corporation and our wholly owned subsidiary (the “Merger Sub”) and T-REX Merger, Inc., a Nevada corporation (“Newco”) to accommodate the Kerr acquisition. Our Board of Directors has also approved a private placement offering to raise on an “all or none” basis an aggregate of $500,000 for Kerr’s benefit prior to consummation of the Merger. The foregoing information pertaining to the private placement offering should not be construed in any manner whatsoever as a solicitation to buy or offer to sell our common stock shares.

The Term Sheet provides that as condition precedents to the Merger: (i) all of our creditors holding notes shall convert or exchange their notes for our common stock shares; (ii) Kerr shall deliver to us its audited financial statements for the stub period ended 2013 and the fiscal year ended June 30, 2014 (the “Kerr Audited Financial Statements”); and (iii) we will adopt a stock incentive plan to create a pool of options representing approximately 10% of the fully diluted shares issued and outstanding on an as converted common stock equivalent basis.

The Term Sheet further provides that we will file a “resale” Form S-1 Registration Statement with the Securities and Exchange Commission (“SEC”) to register all common stock shares held by our existing shareholders and maintain effectiveness of the “resale” registration statement from the effective date through twelve months, at which time exempt sales pursuant to Rule 144 of the Securities Act of 1933, as amended (“Securities Act”), may be permitted for purchasers of the shares and existing shareholders.

The Term Sheet also provides that after consummation of the Merger, we will change our name to “Kerr Utility Technologies, Inc.”, we shall have a Board of Directors consisting of five Board members, including one member appointed by us whereby such Board Member appointee shall serve as a member of both our audit and compensation committees.

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

In May 2014 and in anticipation of the closing of the transaction, a related party advanced, on behalf of the Company, $100,000 to Kerr. This amount was subsequently deemed uncollectible and written off during the year ended June 30, 2014.

NOTE 6 – INCOME TAX

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

Net deferred tax assets consist of the following components as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Deferred Tax Assets – Non-current:

Net Operating Loss Carryover	$299,646	$158,637
Pay Payroll Accrual	-	-
Less Less: valuation allowance	(299,646)	(158,637)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2014 and 2013 due to the following:

	2014	2013

Book Income	$(141,009)	$466,759
Meals and Entertainment	-	-
Stock for Services	-	-
Accrued Payroll	-	-
Valuation allowance	141,009	(466,759)
	$-	$-

At June 30, 2014, the Company had net operating losses of $299,646 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the June 30, 2014 and 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the changes the Tax Reform Act of 1986 and the Tax Cut and Jobs Act of 2017, net operating loss carryforwards for Federal Income tax reporting purposes are subject to additional limitations. Should certain changes in ownership occur, our net operating loss carryforwards may be limited to use in future years. In addition, tax rates on corporations were reduced and certain other deductions limited. These changes may affect the income tax benefit calculation and related allowance during subsequent fiscal years

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there was two reportable subsequent events to be disclosed

1.

The Company received another $100,000 from investors that was advanced to Kerr in anticipation of the proposed merger, which never occurred. This additional $100,000 was treated as a bad debt in the quarter ended September 30, 2014.

2.	The Company has issued stock to eliminate the debt shown on the balance sheet.

During 2018 the Company sold 350,000 shares to a related party for $47,500. The amount was subsequently invested in a potential merger candidate. This potential merger candidate also advanced approximately $20,000 to the Company in anticipation of this merger. As the date of filing (May 3, 2019) this merger has not been completed and the amounts are still outstanding.

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s financial statements for fiscal year ended June 30, 2014 were restated to include an additional $100,000 of related party debt and the recognition of $100,000 in bad debt expense and $3,372 of expense accruals. The Company had received $100,000 from investors, which had not been recognized and had subsequently loaned the $100,000 to Kerr Utility Technologies Inc. with interest. The loan was determined to be uncollectible.

TREX ACQUISITION CORP.

(FORMERLY SYNC2 NETWORKS CORP.)

(A Development Stage Company)

CONSOLIDATD BALANCE SHEET RESTATEMENT SUMMARY

	Previous		As
	Balance	Change	Restated
Current Assets
Cash and cash equivalents	$63	$-	$63
Accounts Receivable	-	-	-
Inventory	-	-	-
Deposit	-	-	-
Total Current Assets

Total Assets	$63	$-	$63

Liabilities and Stockholders’ Deficit:
Current Liabilities
Accounts Payable and Accrued Expenses	$-	$3,372	$3,372

Due to Related Parties	691,923	100,000	791,923
Total Current Liabilities	691,923	103,372	795,295
Total Liabilities	691,923	103,372	795,295

Commitments and Contingencies	0	0	0

Stockholders’ Equity:
Common Stock, 150,000,000 shares authorized and 103,073 shares issued, $.001 par value, respectively	103	-	103
Additional Paid in Capital	712,244	-	712,244
Accumulated deficit	(705,714)	-	(705,714)
Deficit accumulated during development stage	(698,493)	(103,372)	(801,865)
Total stockholders’ equity (Deficit)	(691,860)	(103,372)	(795,232)

Total liabilities and stockholders’ equity	$63	$-	$63

TREX ACQUISITION CORP.

(FORMERLY SYNC2 NETWORKS CORP)

(A Development Stage Company)

CONSOLIDATED INCOME STATEMENT RESTATEMENT SUMMARY

	Previous Balance	Change	As Restated

Revenue	$-	$-	$-

Expenses:
Salaries and Benefit	-	-	-
Rent	-	-	-
Marketing	-	-	-
Foreign Exchange	-	-	-
Amortization	-	-	-
Transfer Agent and Filing Fees	14,736	3,372	18,108
Professional Fees	18,795	-	18,795
Management Fees	-	-	-
Administration Fees	-	-	-
Financial Consulting	-	-	-
Travel, Meals and lodging	-	-	-
Bad Debts	-	100,000	100,000
General and Administrative	4,106	(103,372)	4,106
Total Operating Costs	37,637	(103,372)	(141,009

Loss from Operations	(37,637)	(103,372)	(141,009)

Net Income (Loss) from the write off of assets and liabilities of the subsidiaries	-	-	-

Net Income (loss) for the year	$(37,637)	$(103,372)	$(141,009)

Provision for Income Taxes	-	-	-

Net Profit (Loss)	$(37,637)	$(103,372)	$(141,009)

Loss Per Share
Basic and Diluted	(0.37)	(1.00)	(1.37)

Weighted average shares outstanding basic and diluted	103,073	-	103,073

TREX ACQUISITION CORP.

(FORMERLY SYNC 2 NETWORKS CORP.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS RESTATEMENT SUMMARY

	Previous Balance	Change	As Restated
Cash flows from operating activities:
Net Profit (Loss) for the period	$(37,637)	$(103,372)	$(141,009)
Stock Issued	-	-	-
Bad debts		100,000	100,000
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
(Increase) Decrease in Inventory	-	-	-
(Increase) Decrease in Accounts Receivable	-	-	-
Increase in Due to Related Parties	37,700	-	37,700
Increase in Accounts Payable and Accrued Expenses	-	(3,372)	3,372
Net cash provided (used) by operating activities	63	-	63

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	-
Additional Paid in Capital	-	-	-
Net cash provided by financing activities	-	-	-

Net increase (decrease) in cash	63	-	63
Cash – beginning	-	-	-
Cash – ending	63	-	63

Non Cash Transactions
Note issued in exchange for amount advanced to potential merger candidate		100,000	100,000
Cash Paid for Income Taxes		-	-
Cash Paid for Interest		0	0

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

DISMISSAL OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Effective June 26, 2014, we dismissed George Stewart, CPA (“Stewart”) as our independent registered public accounting firm. We engaged Terry L. Johnson, CPA (“Johnson”) as our principal independent registered public accounting firm effective June 27, 2014. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

The reports of Stewart on our financial statements for fiscal years ended June 30, 2013 and 2012 (which included the balance sheet as of June 30, 2013 and the statement of operations, cash flows and stockholders’ equity as of June 30, 2013), for the past fiscal year, was modified to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal year ended June 30, 2013 and during the subsequent period through to the date of Stewart’s resignation, there were no disagreements between us and Stewart, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Stewart, would have caused Stewart to make reference thereto in its report on our audited financial statements.

We provided Stewart with a copy of a Current Report on Form 8-K and requested that Stewart furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Stewart agrees with the statements made in the Current Report on Form 8-K with respect to Stewart and, if not, stating the aspects with which they do not agree. We received the requested letter from Stewart wherein he confirmed his agreement to our disclosures in the Current Report with respect to Stewart. A copy of Stewart’s letter was filed as an exhibit to the Current Report as filed with the Securities and Exchange Commission.

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

There are no reportable disagreements on accounting or financial disclosure issues. In June 2014, we engaged Terry L. Johnson to audit our financial statements for the period ended June 30, 2014. Prior to his engagement, we had not consulted with Terry Johnson with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K).

In June 2018 the Company engaged Fruci & Associates to audit its financial statements for the years ended June 30 2014-2018.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position

Frank Horkey	63	President/Chief Executive Officer, Secretary and Chief Financial Officer Director

Frank J. Horkey

Mr. Horkey has been our President/Secretary and Chief Financial Officer and a director since January 14, 2014. During the past forty years, Mr. Horkey has been engaged as an auditor and a certified public accountant. Mr. Horkey currently is the founder and manager of Horkey & Associates, which is a public accounting firm located in West Broward, Florida. In 1978, Mr. Horkey commenced his career with Touche Ross (which is now called Deloitte Touche), an international public accounting firm, in Miami, Florida. After three years, he started his own public accounting firm and through subsequent mergers was a partner through 1991 in one of the largest accounting firms in western Broward County. Mr. Horkey has taught courses on accounting, auditing and taxation issues, and has written a variety of articles on diverse tax topics, such as home office deductions, and accounting and auditing topics such as audits of small businesses. Mr. Horkey’s clients have included large corporations, small businesses, professionals, not-for-profit organizations, municipalities and other governmental entities. Mr. Horkey was the audit partner on one of the pilot single audits performed on a large governmental unit in 1981, and was involved in the development and application of the single audit process with the Office of Management and Budget and the General Accounting Office.

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

Mr. Horkey is also a 1993 graduate of Leadership Broward and 1987 President of the Sunrise Chamber of Commerce. He has been a member of the Broward Workforce Development Board since 1993 and Chair of its Audit Committee. Mr. Horkey is the 1995 recipient of the “Small Business Person of the Year” award from the Sunrise Chamber of Commerce, and a two-time finalist for the South Florida “Up and Comers” Award in accounting. He was also Chair of the Sole Practitioners Committee of the Florida Institute of Certified Public Accountants for two years.

Mr. Horkey’s community involvement also extends into the education environment. He was a member of the School Board of Broward County Audit Committee for ten years, Chair of the Sunrise Chamber of Commerce Education Committee for three years, and co-founder of the Sunrise Chamber “One for the Kids” Program (which matches business people who have specific skills with schools and/or students with matching needs). He also worked on the Broward Education Planning Initiative, which was the first countywide effort to address school overcrowding.

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

Audit Committee and Financial Expert

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2013/14. When established, the audit committee’s primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Warren Gilbert,	2013	0	0	0	0	0	0	0	0
President/Secretary/Treasurer/CFO

Frank Horkey,	2014	0	0	0	0	0	0	0	0
President/Secretary/Treasurer/CFO

OUTSTANDING EQUITY AWARDS

We do not have any effective stock option or other equity award plans. Therefore, as of June 30, 2014, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Warren Gilbert, President/Secretary/Treasurer/CFO	0	0	0	0	0	0	0	0	0

Frank Horkey Pres/CEO Secretary CFO	0	0	0	0	0	0	0	0	0
	0	0	0	0	0	0	0	0	0

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal years ended June 30, 2014 and June 30, 2013:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Warren Gilbert, President/Secretary/Treasurer/CFO 2013	0	0	0	0	0	0	0

Frank Horkey 2014	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On approximately August 14, 2013, there was a change in our control. In accordance with the terms and provisions of that certain escrow agreement dated March 31, 2012 (the “Escrow Agreement”), Warren Gilbert, became our President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors, when he acquired, acquired in a private transaction an aggregate of 62,863,800 shares of our pre-Reverse Stock Split restricted common stock representing an equity interest of then 61% of the total issued and outstanding shares. The amount of consideration paid was $325,000 and were outside funds from unrelated parties. The shares of common stock were acquired as follows: (i) 51,000,000 pre-Reverse Stock Split shares from Artur Etozov; and (ii) 11,863,800 pre-Reverse Stock Split shares from approximately ten separate shareholders each holding less than 5% of the total issued and outstanding.

Frank Horkey Pres/CEO, Secretary CFO and sole director holds no stock in the company either directly or beneficially and has no options to purchase any stock.

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

________

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

In June 2018, and as disclosed in our Form 8-K in March 2019, the audit fees for our new auditor, Fruci &Associates II, PLLC, are $4,000 per year for the restated June 30, 2014 and the years ended June 30, 2014 to June 30, 2018.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

Included in Item 8

(b) Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on July 25, 2008
3.3	Bylaws, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011
31.1

Certification of Principal Executive Officer and Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Taxonomy Presentation Linkbase**

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

TREX Acquisition Corp. a Nevada corporation

May 3, 2019	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

May 3, 2019	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 3, 2019	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

