Form 10-Q
period 2014-09-30
Trex Acquisition Corp.
filed 2019-12-12
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 333-152551

TREX Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	26-1754034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7301 NW 4th Street Suite 102 Plantation, FL	33317
(Address of principal executive offices)	(Zip Code)

(954) 742-3001
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Title of each class registered:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☒

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

As of date of filing December 4, 2019 there were 103,073 shares of the issuer’s $.001 par value common stock issued and outstanding.

2

PART I

TREX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$102	$63
Total Current Assets	102	63

Total Assets	$102	$63

Liabilities and Stockholders' Deficit:
Current Liabilities
Accounts Payable and Accrued Expenses	$5,870	$3,372

Due to Related Parties	228,497	791,923
Total Current Liabilities	234,367	795,295
Total Liabilities	234,367	795,295

Commitments and Contingencies	0	0

Stockholders’ Equity:
Common Stock, 150,000,000 shares authorized and 103,073 shares issued, $.001 par value, respectively	103	103
Additional Paid in Capital	712,244	712,244
Common stock to be issued	691,926	0
Accumulated Deficit	(1,638,538)	(1,507,579)
Total stockholders' equity (Deficit)	(234,265)	(795,232)

Total liabilities and stockholders' equity	$102	$63

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For three Months Ended September 30, (Unaudited)
	2014	2013
Revenue	$-	$-

Expenses:
Transfer Agent and Filing Fees	4,370	2,795
Professional Fees	11,500	6,600
Management Fees	15,000	-
Administration Fees	89	66
Financial Consulting	-	-
Travel, Meals and lodging	-	-
Bad Debts	100,000	-
General and Administrative	130,959	9,461
Total Operating Costs	130,959	9,461

Loss from Operations	(130,959)	(9,461)
Net Income (loss) for the year	$(130,959)	$(9,461)
Provision for Income Taxes	-	-
Net Profit (Loss)	$(130,959)	$(9,461)
Loss Per Share
Basic and Diluted Loss Per Share	$(1.27)	$(.09)
Basic and Diluted	$(1.27)	$(.09)
Weighted average shares outstanding basic and diluted	103,073	103,073
Weighted average shares outstanding basic and diluted	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For three Months Ended September 30, 2014 (Unaudited)	For three Months Ended September 30, 2013 (Unaudited)
Cash flows from operating activities:
Net Profit (Loss) for the period	$(130,959)	$(9,461)
	-	-
Bad debts	100,000	-
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
(Increase) Decrease in Inventory	-	-
(Increase) Decrease in Accounts Receivable	-	-
Increase in Due to Related Parties	28,500	3,000
Increase in Accounts Payable and Accrued Expenses	2,498	6,461
Net cash provided (used) by operating activities	39	--

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-
Additional Paid in Capital	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	39	-
Cash – beginning	63	-
Cash – ending	$102	-

Non Cash Transactions
Note issued in exchange for amount advanced to potential merger Candidate	100,000	-
Cash Paid for Income Taxes	-	-

Cash Paid for Interest	0	-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

July 1, 2013 to September 30, 2014

	Common Shares	Common Stock	Additional Paid in Capital	Common Stock To be Issued	Retained Deficit	Total
Balance June 30, 2013	103,073	103	$712,244	$0	$(1,366,570)	$(654,223)
Net Loss for the year ended June 30, 2014 Restated				0	$(141,009)	$(141,009)
Balance June 30, 2014	103,073	103	$712,244	$0	$(1,507,579)	$(795,232)
Common stock to be issued				691,926		691,926
Net Loss for the quarter ended September 30, 2014				$	$(130,959)	(130,959)
Balance September 30, 2014	103,073	103	$712,244	$691,926	$(1,638,538)	$(234,265)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statement should be read in conjunction with a reading of the financial statements and notes there included in our annual report on form 10k for the fiscal year end June 30, 2014, as filed with the US Securities and Exchange Commission.”

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2014 and 2013.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since September 30, 2014 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were 1,835,835 potentially dilutive shares outstanding as of September 30, 2014 resulting from shares to be issued per the conversion of related party debt (see Note 4). At the end of both periods the potentially dilutive shares were excluded because the effect would have anti-dilutive.

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Reverse Stock Split

On October 9, 2013 the Company’s board of directors approved a 1 for 1000 reverse stock split effective in the first quarter 2014.

All common stock references are post reverse split figures unless specifically identified otherwise.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,638,538 and negative equity of $234,265 at September 30, 2014.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended September 30, 2014. These amounts were unpaid at the end of the quarter ended September 30, 2014.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended September 30, 2014, the Company was advanced $13,500 to pay for operations by certain related parties and incurred management fees to these same related parties $15,000. In addition, a related party advanced $100,000 directly to Kerr as part of the potential merger agreement (See Note 5). During the year ended June 30, 2014, the Company was advanced $37,700 to pay for operations by certain related parties. Certain of these advances were converted into stock to be issued on September 14, 2014 as part of the Boardwalk note conversion.

NOTE 5 – PROPOSED MERGER WITH KERR TECHNOLOGIES, INC.

On May 30, 2014, our Board of Directors approved the execution of a non-binding indication of interest in the form of a Term Sheet (the “Term Sheet”) with Kerr Utility Technologies Inc. (“Kerr”) regarding a tax-free stock-for-stock exchange reverse merger transaction with Kerr (the “Merger”). In connection with the Merger, we intended to incorporate and establish T-REX Acquisitions, Inc. as a Nevada corporation and our wholly owned subsidiary (the “Merger Sub”) and T-REX Merger, Inc., a Nevada corporation (“Newco”) to accommodate the Kerr acquisition. Our Board of Directors has also approved a private placement offering to raise on an “all or none” basis an aggregate of $500,000 for Kerr’s benefit prior to consummation of the Merger.

In July 2014 and in anticipation of the closing of the transaction, a related party advanced, on behalf of the Company, $100,000 to Kerr This $100,000 amount was subsequently deemed uncollectible and written off during the quarter ended September 30, 2014. This amount is in addition to the $100,000 advanced by the same related party in May 2014 and written off during the year ended June 30, 2014.

The Kerr Merger was ultimately not concluded, and the Company will not recover any of the funds advanced to Kerr.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there was one reportable subsequent events to be disclosed

In January 2015 the Company has agreed to issue 1,835,109 shares of its common stock to certain un-related parties to eliminate a substantial portion the debt shown on the balance sheet. Since the shares were approved in January 2015 but have not been issued as of the date of this filing, they are included on the balance sheet as stock to be issued.

During 2018 the Company sold 350,000 shares to a related party for $47,500. The amount was subsequently invested in a potential merger candidate. This potential merger candidate also advanced approximately $20,000 to the Company in anticipation of this merger. As the date of filing (March 25, 2019) this merger has not been completed and the amounts are still outstanding.

Forward-Looking Information

This Quarterly Report of T-REX Acquisition Corp. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the quarters ended September 30, 2014 and September 30, 2013, together with notes thereto as included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report, particularly in the section entitled “Risk Factors.” Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Our net loss for the quarter ended September 30, 2014 was ($130,959) compared to a net loss of $9,461 during the quarter ended September 30, 2013, an increase in net loss of $121,498. During the quarters ended September 30, 2014 and September 30, 2013, we did not generate any revenue.

During the quarter ended September 30, 2014, we incurred operating expenses of $130,959 compared to $9,461 incurred during the quarter ended September 30, 2013, an increase of $121,498. During the quarter ended September 30, 2014, operating expenses consisted of: (i) $4,370 in transfer agent and filing fees (2013: $2,795); (ii) $11,500 in professional fees (2013: $6,600); (iii) $89 in general and administrative (2013: $66); and (iv) $100,000 in bad debts (2013: $-0) (v) $15,000 in Management Fees compared to $0 in 2013. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. The increase in operating expenses was primarily attributable to the $100,000 of bad debts compared to $-0- incurred during the quarter ended September 30, 2013. We had advanced $100,000 to Kerr in May 2014 and a further $100,000 to Kerr in July 2014. Kerr subsequently ceased business operations. Therefore, at June 30, 2014, the original $100,000 was determined to be a bad debt and, therefore, was recorded as bad debt for the year ended June 30, 2014. The remaining $100,000 was reflected as a bad debt during the quarter ended September 30, 2014.

We did not incur any management fees to our officers and directors during the quarter ended September 30, 2014 and September 30, 2013. We did incur management fees of $15,000 to outside consultants during the quarter ended September 30, 2014 to locate and vet potential acquisition candidates.

Therefore, our net loss and loss per share during the quarter ended September 30, 2014 was ($130,959) or ($1.27) per share compared to a net loss per share during the quarter ended September 30, 2013 of ($9,461) or ($.09) per share. The weighted average number of shares outstanding was 103,073 for both the quarters ended September 30, 2014 and September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended September 30, 2014

As of September 30, 2014, our current assets were $102 and our current liabilities were $234,367, which resulted in a working capital deficit of $234,265. As of September 30, 2014, current assets were comprised of $102 in cash and cash equivalents. As of September 30, 2014, current liabilities were comprised of $228,497 due to related parties and $5,870 in trade accounts payable and accrued expenses. As of June 30, 2014, our current assets were $63 and our current liabilities were $795,295, which resulted in a working capital deficit of $795,232. As of June 30, 2014, current assets were comprised of $63 in cash and cash equivalents. As of June 30, 2014, current liabilities were comprised of $791,923 due to related parties and $3,372 in trade accounts payable and accrued expenses.

As of September 30, 2014, our total assets were $102. The increase in assets from the quarter ended September 30, 2013 was due to the increase in cash and cash equivalents.

As of September 30, 2014, our total liabilities were $234,367 comprised entirely of current liabilities. The decrease in liabilities during the quarter ended September 30, 2014 from the year ended June 30, 2014 was primarily due to the reclassification of $691,926 in related party debt to stock to be issued and the increase in amounts due to other related parties and Management Fees.

Stockholders’ deficit decreased from ($795,232) for the year ended June 30, 2014 to ($234,265), for the quarter ended September 30, 2014.

Cash Flows from Operating Activities

For the quarter ended September 30, 2014, net cash flows provided by operating activities was $39. Net cash flows used in operating activities during the quarter ended September 30, 2014 consisted primarily of a net loss of ($130,959), (including the $100,000 bad debt charge which was a non-cash expense), which was adjusted by an increases of $28,500 in due to related parties and $2,498 in accounts payable for the quarter ended September 30, 2014. Net cash flows used in operating activities during the quarter ended September 30, 2013 consisted primarily of ($9,461) in net loss, which was adjusted by an increases in due to related parties of $3,000 and $6,461, of accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the quarters ended September 30, 2014 and September 30, 2013, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the quarter ended September 30, 2014, net cash flows from financing activities was $-0-. For the quarter ended September 30, 2013, net cash flows used in financing activities was $-0-.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of September 30, 2014, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095 of which $603,095 has been either converted to stock or paid. The note payable accrues interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on notes was $920,423. $The Board of Directors approved convert $691,926 of these related party notes payable, however as of September 30, 2014, the Shares have yet to be issued.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Quarterly Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

Item 1A is not applicable to the Company, since it qualifies as a smaller reporting company under SEC rules.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

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

PART III

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREX Acquisition Corp. a Nevada corporation

Date: December 11, 2019	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

Date: December 11, 2019	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 11, 2019	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

