Form 10-K
period 2015-06-30
Trex Acquisition Corp.
filed 2020-12-23
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of date of filing December 21, 2020 there were 13,589,581 shares of the issuer’s common stock issued and outstanding (par value $.001).

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of TREX Acquisition Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,”, “may”, “will”, “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. New risks emerge from time to time; therefore, it is not possible to predict all risks. No representation, guaranty, or warranty is to be inferred from forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements, statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

This comprehensive annual report on Form 10-K (the “Super 10-K”) includes the Company’s financial statements for the fiscal year ending June 30, 2015. In order to bring the Company’s filings current in an expeditious manner, the Company shall file similar Super 10-K reports for the fiscal years ending June 30, 2016, June 30, 2017, June 30, 2018, June 30, 2019 and June 30, 2020. The Company became delinquent in its filings primarily due to financial circumstances directly related to the failure of its core operating business. Since fiscal year ending June 30, 2014 until the date of this filing, the Company has not maintained an operating business from which it could draw the financial resources to retain and compensate the required professionals needed to maintain compliance. Each Super 10-K for a given fiscal year contains all required information and disclosures to shareholders that each quarterly and annual report would normally have provided had such quarterly and annual report had been filed timely. In the interest of complete disclosure, the Company has included current information in this annual report for all material events and developments that have taken place since June 30, 2014 through the filing date of this annual report.

ITEM 1. BUSINESS

BACKGROUND

We were incorporated on January 16, 2008 under the laws of the state of Nevada as Plethora Resources Inc. to commence operations in the business of consulting to oil & gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia. We were unable to fund our intended business and, on May 28, 2009, but effective February 1, 2009, we acquired a wholly owned subsidiary, Sync2 International Ltd, for the assumption of the debts of Sync2 Agency Ltd, a wholly owned subsidiary of Sync2 International Ltd. Sync2 Agency Ltd is an internet marketing and website development company.

On May 14, 2009 we changed our name to Sync2 Networks Corp. On December 15, 2009, we shut down the operations of Sync2 Agency Ltd. after incurring substantial operating losses, and subsequently wrote-off the investment in Sync2 Agency Ltd.

At the end of 2009 Sync2 International Ltd, became inactive and Sync2 Agency Ltd. was liquidated.

Prior Business Operations

We were previously engaged in the business of acquiring and developing internet marketing and web site development entities and/or their individual software programs designed to enable third-party clients to better market their products through the use of the internet.

2013 Change in Control

On approximately August 14, 2013, there was a change in our control. In accordance with the terms and provisions of that certain escrow agreement dated March 31, 2012 (the “2012 Escrow Agreement”), Warren Gilbert, who was at the time the current President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors, acquired in a private transaction an aggregate of 62,863,800 shares of our restricted common stock representing an equity interest of 61% of the total issued and outstanding shares. The amount of consideration paid was $325,000 and were outside funds from unrelated parties. The shares of common stock were acquired as follows: (i) 51,000,000 shares from Artur Etozov; and (ii) 11,863,800 shares from approximately ten separate shareholders each holding less than 5% of the total issued and outstanding.

Domestication of Subsidiary

On April 7, 2014, our Board of Directors deemed it in the best interests of the Company and its shareholders to domesticate our subsidiary, Sync2 International Ltd., as a corporation formed under the laws of Malta to a corporation formed under the laws of the State of Nevada (the “Domestication”). Under Nevada statutory law, involves the transfer of an existing corporation from one jurisdiction to another whereby Sync2 International Ltd. shall cease all operations in Malta. On May 1, 2014, we filed Articles of Domestication with the Nevada Secretary of State effecting the domestication of Sync2 International Ltd. as a corporate entity formed under the laws of the State of Nevada, which domestication provides that Sync2 International Ltd. as domesticated in the State of Nevada shall be the same entity as Sync2 International Ltd. organized under the laws of Malta. As part of the process of domestication of Sync 2 International Ltd, we recognized $516,245 of income during the fiscal year ended June 30, 2013 from the write-off of the remaining assets and liabilities of Sync 2 International Ltd,

Sync2 International Ltd. entity status has been revoked by the Nevada Secretary of State as of the date of this filing.

FINRA Corporate Action/Information Statement on Form 14C

On October 9, 2013, our Board of Directors and majority shareholders approved a reverse stock split of one for one thousand (1:1000) of our total issued and outstanding shares of common stock (the “Reverse Stock Split”) and a change in our name from “Sync2 Networks Corp.” to “TREX Acquisition Corp.” (the “Name Change”). Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of the Company’s outstanding votes was required to effectuate the Reverse Stock Split and the Name Change. Our articles of incorporation do not authorize cumulative voting. As of the record date of October 9, 2013, we had 103,046,175 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock were entitled to 62,863,800 votes, which represented approximately 61.0% of the voting rights associated with our shares of common stock at that time. The consenting stockholders voted in favor of the Reverse Stock Split and the Name Change described herein in a unanimous written consent dated October 9, 2013. An information statement on Form 14(c) was filed with the Securities and Exchange Commission on December 11, 2013.

On December 11, 2013, we filed an Information Statement on Form 14(c) with the Securities and Exchange Commission, which was furnished to all holders of our common stock as of October 9, 2013, in connection with the action taken by written consent of holders of a majority of the outstanding voting power of the Company to authorize the following: (i) ratification of an amendment to the articles of incorporation (the “Name Change Amendment”) to effectuate the Name Change and (ii) ratification of the Reverse Stock Split.

Warren Gilbert was the shareholder of record who held in the aggregate a majority of our total issued and outstanding common stock and who signed the written consent of stockholders. Prior to the Reverse Stock Split, Warren Gilbert was the holder of record of 62,863,800 shares of common stock, which was 61% of the outstanding voting power of the Company at that time.

The Board of Directors had previously considered factors regarding their approval of the Reverse Stock Split including, but not limited to: (i) current trading price of our shares of common stock on the OTC QB Market and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) posturing us and our structure in favorable position in order to effectively negotiate with potential acquisition candidates regarding assets. Our Board of Directors approved the Name Change and the Reverse Stock Split and recommended our majority shareholders review and approve the Name Change and the Reverse Stock Split.

The Reverse Stock Split was effectuated based upon the filing of appropriate documentation with FINRA. The Reverse Stock Split decreased our total issued and outstanding shares of common stock from approximately 103,046,175 shares to 103,046 shares of common stock. The common stock will continue to be $0.001 par value. Our trading symbol changed to “TRXA”. After the Reverse Stock Split and the Name Change, the CUSIP number for the Company became 89532J 108. All subsequent common stock references in this filing are post-Reverse Stock Split figures, unless otherwise identified.

The Name Change was effectuated to better reflect our future business goal to acquire an operating business via merger or acquisition.

2014 Change of Control

During fiscal year ended June 30, 2014 and as of the date of this filing, we did not issue any shares of common stock other than (a) shares issued for debt conversion, as discussed below, and (b) the 2020 Stock Issuances referenced in the “Current Business Operations.”

During 2010, we had received monies from Boardwalk Business Developments Inc. (“Boardwalk”) pursuant to an operating loan and other advances made by Boardwalk to us. Therefore, we evidenced the monies loaned by that certain convertible debenture dated June 30, 2010 (the “Convertible Debenture”), which Convertible Debenture was and has been evidenced on our audited financial statements. Subsequently, Boardwalk and certain assignees (each an “Assignee” and collectively, the “Assignees”) entered into those certain assignments of convertible debenture dated July 15, 2012 (the “Assignments”) pursuant to which Boardwalk assigned and transferred to each of the Assignees a portion of its right, title and interest in and to the Debenture for payment of consideration from each of $8,000. The Assignees further assigned portions of their respective debt to others for consideration. We received those certain conversion notices dated September 21, 2014 from certain of the Assignees and others (collectively, the “Conversion Notices”) and desired to settle the debt evidenced by the Convertible Debenture in the aggregate amount of $691,926.00 by conversion into an aggregate post-Reverse Stock Split 1,835,835 shares of our restricted common stock at $0.3769 (which conversion price was changed based on the 1:1000 reverse stock split). Therefore, effective on September 21, 2014, our Board of Directors approved the issuance of an aggregate 1,835,835 shares of our restricted common stock to the Assignees and others in accordance with the terms and provisions of the respective Conversion Notices. The shares of common stock were issued at $0.3769 per share. The shares of common stock were issued to United States residents in reliance on Section 4(2) of the Securities Act. The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignees and others acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

The shares related to the Boardwalk Convertible Debenture were issued by the Company on January 21, 2020. No Assignee or other subsequent assignee holds in the aggregate shares exceeding 4.99% of the total issued and outstanding shares of common stock. As of September 21, 2014, Mr. Warren Gilbert is no longer the controlling shareholder of the Company.

CURRENT BUSINESS OPERATIONS

For the fiscal year ending June 30, 2015, the Company did not have any material business operations. From the period covered in this filing until the date of this filing, the Company has not had any material business operations.

2014 Failed Prospective Kerr Utility Technologies Inc. Reverse Merger Transaction

On May 30, 2014, our Board of Directors approved the execution of a non-binding Letter of Intent in the form of a Term Sheet (the “2014 Term Sheet”) with Kerr Utility Technologies Inc. (“Kerr”) regarding a prospective tax-free reverse merger transaction with Kerr. In connection with this prospective reverse merger, we had intended to incorporate and establish two wholly owned subsidiaries of the Company to facilitate the Kerr acquisition (collectively, the “Merger Vehicles”). At that time, our Board of Directors also approved a private placement to raise, on an “all or none” basis, an aggregate sum of $500,000 for Kerr’s benefit prior to consummation of the Kerr acquisition.

In July 2014, in anticipation of the closing of the reverse merger transaction, a related party advanced, on behalf of the Company, $100,000 to Kerr (the “July 2014 Advance”). The July 2014 Advance is in addition to the $100,000 advanced by the same related party in May 2014 (the “May 2014 Advance”). The Kerr acquisition was ultimately not concluded, and the Company could not recover the $200,000 in funds reflected in the May 2014 Advance and the July 2014 Advance. As a result, the Company had written-off both advances totaling $200,000 ($100,000 in the year ending June 30, 2014 and $100,000 during the quarter ended September 30, 2014); specifically accounting for the May 2014 Advance during the Company’s fiscal year ending June 30, 2014 and the July 2014 Advance during the Company’s quarter ended September 30, 2014.

As of September 30, 2014, the 2014 Term Sheet with Kerr is no longer in effect, no Merger Vehicles had been established, and the Kerr acquisition was never consummated.

2018 Failed Reverse Merger Attempt

On April 19, 2018, the Company entered into a non-binding indication of interest (“LOI”) to acquire Kaneptec Enterprises, Inc., a company engaged in the hemp and cannabidiol business (“Kaneptec”) in a reverse merger (the “Kaneptec Transaction”). In reliance of the LOI, the Company sold 350,000 shares to a related party for $47,500, and this cash was transferred to Kaneptec in order to facilitate the Kaneptec Transaction. This potential merger candidate also advanced approximately $20,000 to the Company in anticipation of the Kaneptec Transaction. During the due diligence phase, the Company’s consultants determined that Kaneptec had made material misrepresentations; therefore, the Company ceased all further negotiations with Kaneptec. The Company has not recovered any sums advanced to Kaneptec in contemplation of the failed Kaneptec Transaction.

2020 Stock Issuances

On January 21, 2020, the Company formally issued (a) 1,835,835 shares of its common stock in connection with prior Boardwalk convertible debt conversions, (b) 450,000 shares of its common stock in connection with management compensation, (c) 350,500 shares of its common stock to unit subscribers in connection with the failed Kerr transaction, and (d) 350,000 shares of its common stock in connection with a 2018 private sale of 350,000 shares to a related party for $47,500.

On March 12. 2020, the Company issued 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements.

On June 24, 2020, the Company issued 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1, 2014 consulting agreement.

2020 TRXA Merger Sub Inc.

March 13, 2020, the Company incorporated a wholly owned subsidiary, TRXA Merger Sub Inc., a Delaware corporation (“Merger Sub”) in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company. The Company’s Acquisition Consultants continue to provide vetted candidates for merger with the Company.

RESEARCH AND DEVELOPMENT

During the last two fiscal years no time was spent on specialized research and development activities and has no plans are contemplated in the future.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of the date of this Annual Report filing, we have no employees. Our officer Frank Horkey as President/Chief Executive Officer/Chief Financial Officer. On January 1, 2015, the Company entered into a five-year contract with Mr. Horkey to, in addition to his roles as sole Officer and Director, to provide consulting services related to vetting potential acquisition targets. Mr. Horkey shall receive 350,000 shares of the Company’s restricted common shares as of January 1, 2015 for the performance of his multiple roles. The Company also entered into a Consulting Agreement with Tonia Pfannestiel. Ms. Pfannenstiel will provide managerial oversight for a period not less than two year. Ms. Pfannenstiel shall receive 100,000 shares of the Company’s common shares. Mr. Horkey’s shares and Ms. Pfannenstiel shares were issued by the Company on January 21, 2020.

We anticipate that we will retain independent contractors as consultants to support our expansion and business development. We are not a party to any employment agreements.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, the Company is not required to provide the information required by this item.

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

Quarter Ended	High Bid	Low Bid
June 30, 2015	.10	.07
March 31, 2015	1.00	.60
December 31, 2014	1.00	.60
September 30, 2014	1.00	.60
June 30, 2014	0.70	0.59
March 31, 2014	1.80	0.70
December 31, 2013	7.00	.10
September 30, 2013	7.00	2.20

HOLDERS

As of June 30, 2015, the number of stockholders of record is 35. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended June 30, 2015, the Company did not issue any shares of common stock related to the previously described private placement and Consulting Agreements or the debt conversion discussed below.

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

On May 14, 2014, the company entered into a subscription agreement for 157,500 units at $.80 per share for a total of $125,000. Each unit consists of 1 share of common stock and one Series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2015.

On May 14, 2014, the company entered into a subscription agreement for 32,000 units at $.80 per share for a total of $25,000. Each unit consists of 1 share of common stock and one series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2015.

On July 14, 2014, the company entered into a subscription agreement for 62,500 units at $.80 per share for a total of $50,000. Each unit consists of 1 share of common stock, two series A warrants for each to purchase one share of common stock at $.65 per share and one series B warrant to purchase one share of common stock at $.80. Each series A warrant expires three years from the date of issuance and each series B warrant expires 5 years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2015.

On September 21, 2015 Boardwalk assignees agreed to convert $691,926 in related party debt into 1,835,835 shares of the company’s common Stock

On January 1, 2015, the company entered into a management agreement with its sole Officer and Director for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60.

These shares were issued on January 21, 2020 but accounted for in the shares to be issued on June 30, 2015.

On January 1, 2015, the company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the stock price at that time was $.60. These shares are unissued and accounted for in the shares to be issued on June 30, 2015.

No new shares have been issued as of June 30, 2015. No Assignee or other subsequent assignee holds in the aggregate shares exceeding 4.99% of the total issued and outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2015, we had no equity compensation plans which authorized an issuance of our equity securities.

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

TRANSFER AGENT

The stock transfer agent for our securities is Corporate Stock Transfer, 3200 Cherry Creek South Drive, Denver, Colorado 80209.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended June 30, 2015 and June 30, 2014 together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors.” Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Year Ended June 30, 2015 Compared to Year Ended June 30, 2014

Our net loss for the year ended June 30, 2015 was ($282,683) compared to a net loss of ($141,009) during the year ended June 30, 2014. The increase in net loss was mainly due to the increase in management fees and the bad debt incurred in the Kerr Transaction. We had advanced $100,000 to Kerr in May 2014 and a further $100,000 to Kerr in July 2014. Kerr subsequently ceased business operations. Therefore, at June 30, 2014, the original $100,000 was determined to be a bad debt and, therefore, was recorded as bad debt for the year ended June 30, 2014. The remaining $100,000 was reflected as a bad debt during the year ended June 30, 2015. During the years ended June 30, 2015 and June 30, 2014, we did not generate any revenue.

During the year ended June 30, 2015, we incurred operating expenses of $279,933 compared to $141,009 incurred during the year ended June 30, 2014. The increase in operating expenses was mainly due to the increase in management fees and the amortization of prepaid consulting. In addition, we had advanced $100,000 to Kerr in May 2014 and a further $100,000 to Kerr in July 2014. Kerr subsequently ceased business operations. Therefore, at June 30, 2014, the original $100,000 was determined to be a bad debt and, therefore, was recorded as bad debt for the year ended June 30, 2014. The remaining $100,000 was reflected as a bad debt during the year ended June 30, 2015.

During the year ended June 30, 2015, we incurred interest expenses of $2,750 compared to $0 incurred during the year ended June 30, 2014.

We did not incur any management fees to our officers and directors during the year ended and June 30, 2014. On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. For the year ended June 30, 2015 we expensed $30,000 in consulting expense for Mr. Horkey They were valued on the date of the agreement and the stock price at that time was $.60.

We did incur management fees of $134,900 to outside consultants during the year ended June 30, 2015 to locate and vet potential acquisition candidates.

Therefore, our net loss and loss per share during the year ended June 30, 2015 was ($282,683) or ($2.74) per share compared to a net loss and net loss per share during the year ended June 30, 2014 of ($141,009) or ($1.37) per share. The weighted average number of shares outstanding was 103,046 for year ended June 30, 2015 and June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended June 30, 2015

As of June 30, 2015, our current assets were $26 and our current liabilities were $150,015, which resulted in a working capital deficit of $149,989. As of June 30, 2015, current assets were comprised of $26 in cash and cash equivalents. As of June 30, 2015, current liabilities were comprised of $89,850 due to related parties, Notes payable related party of $53,900 and $6,265 in trade accounts payable and accrued expenses. As of June 30, 2014, our current assets were $63 and our current liabilities were $795,295, which resulted in a working capital deficit of $795,232. As of June 30, 2014, current assets were comprised of $63 in cash and cash equivalents. As of June 30, 2014, current liabilities were comprised of $791,923 due to related parties and $3,372 in trade accounts payable and accrued expenses.

As of June 30, 2015, our total liabilities were $150,015 comprised entirely of current liabilities. The decrease in liabilities during the year ended June 30, 2015 from the year ended June 30, 2014 was primarily due to the reclassification of $691,926 in related party debt to stock to be issued and the increase in amounts due to other related parties and Management Fees.

The decrease in liabilities and stockholders' deficit was mainly a result of the Company agreeing to issue 1,835,109 shares of stock in exchange for $691,926 of liabilities. Since the shares have not been issued as of the date of this filing, they are included on the balance sheet as stock to be issued.

Cash Flows from Operating Activities

 For the year ended June 30, 2015, net cash flows used in operating activities was $(103,937) compared to net cash provided by operating activity of $63 for the same period in 2014.

Cash Flows from Investing Activities

For the year ended June 30, 2015 and June 30, 2014, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the year ended June 30, 2015, net cash flows from financing activities was $103,900. For the year ended June 30, 2014, net cash flows provided by financing activities was $0.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of June 30, 2014, we had a note payable dated June 30, 2010 in the principal amount of $1,253,095. As of March 31, 2015, this note has been either converted to stock or paid. The note payable accrues interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 21, 2014, the note payable balance of $691,926 ($650,000 at June 30, 2013 plus additional advances of $41,926 for the year ended June 30, 2014) has been converted into shares of common stock. See “Item 5.

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

RESULTS OF OPERATION

Quarter Ended December 31, 2014 Compared to Quarter Ended December 31, 2013

Our net loss for the quarter ended December 31, 2014 was ($70,447) compared to a net loss of ($10,704) during the quarter ended December 31, 2013. The increase in net loss was mainly due to the increase in management and consulting fees. During the quarters ended December 31, 2014 and December 31, 2013, we did not generate any revenue.

During the quarter ended December 31, 2014, we incurred operating expenses of $69,044 compared to $10,704 incurred during the quarter ended December 31, 2013, an increase of $58,340. The increase in operating expenses was mainly due to the increase in management and consulting fees.

During the quarter ended December 31, 2014, we incurred interest expenses of $1,403 compared to $0 incurred during the quarter ended December 31, 2013.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Our net loss for the six months ended December 31, 2014 was ($201,406) compared to a net loss of ($15,504) during the six months ended December 31, 2013. This increase was mainly due to the Bad debt expense incurred and increase in management and consulting expense in the six months ended December 31, 2014. During the quarters and six months ended December 31, 2014 and December 31, 2013, we did not generate any revenue.

During the six months ended December 31, 2014, we incurred operating expenses of $200,003 compared to $15,504 incurred during the six months ended December 31, 2013. The increase in operating expenses was primarily attributable to the $100,000 of bad debts compared to $-0- incurred during the six months ended December 31, 2013 and the $83,900 of management and consulting expense incurred. We had advanced $100,000 to Kerr in May 2014 and a further $100,000 to Kerr in July 2014. Kerr subsequently ceased business operations. Therefore, at June 30, 2014, the original $100,000 was determined to be a bad debt and, therefore, was recorded as bad debt for the year ended June 30, 2014. The remaining $100,000 was reflected as a bad debt during the six months ended December 31, 2014.

We did not incur any management fees to our officers and directors during the six months ended December 31, 2014 and December 31, 2013. We did incur management fees of $83,900 to outside consultants during the six months ended December 31, 2014 to locate and vet potential acquisition candidates.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended December 31, 2014

As of December 31, 2014, our current assets were $131 and our current liabilities were $104,843, which resulted in a working capital deficit of $104,712. As of December 31, 2014, current assets were comprised of $131 in cash and cash equivalents. As of December 31, 2014, current liabilities were comprised of $$46,500 due to related parties, $4,443 in trade accounts payable and accrued expenses and $53,900 in related party notes payable. As of June 30, 2014, our current assets were $63 and our current liabilities were $795,295, which resulted in a working capital deficit of $795,232. As of June 30, 2014, current assets were comprised of $63 in cash and cash equivalents. As of June 30, 2014, current liabilities were comprised of $791,923 due to related parties and $3,372 in trade accounts payable and accrued expenses.

As of December 31, 2014, our total liabilities were $104,843 comprised entirely of current liabilities. The decrease in liabilities during the quarter ended December 31, 2014 from the year ended June 30, 2014 was primarily due to the reclassification of $691,926 in related party debt to stock to be issued and the increase in amounts due to other related parties and Management Fees.

Stockholders’ deficit decreased from ($795,232) for the year ended June 30, 2014 to ($104,712), for the quarter ended December 31, 2014. The decrease in liabilities and stockholders' deficit was mainly a result of the Company agreeing to issue 1,835,109 shares of stock in exchange for $691,926 of liabilities. Since the shares were approved in January 2015 but have not been issued as of the date of this filing, they are included on the balance sheet as stock to be issued.

Cash Flows from Operating Activities

 For the six months ended December 31, 2014, net cash flows used in operating activities was $(103,832) compared to net cash provided by operating activity of $296 for the same period in 2013.

Cash Flows from Investing Activities

For the six months ended December 31, 2014 and December 31, 2013, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the six months ended December 31, 2014, net cash flows from financing activities was $103,900. For the six months ended December 31, 2013, net cash flows used in financing activities was $-0-.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2014, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095 of which As of December 31, 2014 this note has been either converted to stock or paid in full. The note payable accrued interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved to convert $691,926 of these related party notes payable, however as of December 31, 2014, the Shares have yet to be issued.

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

RESULTS OF OPERATION

Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014

Our net loss for the quarter ended March 31, 2015 was ($35,553) compared to a net loss of ($12,712) during the quarter ended March 31, 2014. The increase in net loss was mainly due to the increase in management and consulting fees. During the quarters ended March 31, 2015 and March 31, 2014, we did not generate any revenue.

During the quarter ended March 31, 2015, we incurred operating expenses of $34,879 compared to $12,712 incurred during the quarter ended March 31, 2014. The increase in operating expenses was mainly due to the increase in Management and consulting fees and the amortization of prepaid consulting.

During the quarter ended March 31, 2015, we incurred interest expenses of $674 compared to $0 incurred during the quarter ended March 31, 2014.

Nine months Ended March 31, 2015 Compared to Nine months Ended March 31, 2014

Our net loss for the nine months ended March 31, 2015 was ($236,959) compared to a net loss of ($28,216) during the nine months ended March 31, 2014. This increase was mainly due to the Bad debt expense incurred and increase in management and consulting expense in the nine months ended March 31, 2015. During the quarters and nine months ended March 31, 2015 and March 31, 2014, we did not generate any revenue.

During the nine months ended March 31, 2015, we incurred operating expenses of $234,882 compared to $28,216 incurred during the nine months ended March 31, 2014. The increase in operating expenses was primarily attributable to the $100,000 of bad debts compared to $-0- incurred during the nine months ended March 31, 2014 and the increase in management and consulting expense. We had advanced $100,000 to Kerr in May 2014 and a further $100,000 to Kerr in July 2014. Kerr subsequently ceased business operations. Therefore, at June 30, 2014, the original $100,000 was determined to be a bad debt and, therefore, was recorded as bad debt for the year ended June 30, 2014. The remaining $100,000 was reflected as a bad debt during the nine months ended March 31, 2015.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2015, the shares were unissued and recorded as shares to be issued. We did incur management fees of $95,900 to outside consultants during the nine months ended March 31, 2015 to locate and vet potential acquisition candidates.

LIQUIDITY AND CAPITAL RESOURCES

Nine months Ended March 31, 2015

As of March 31, 2015, our current assets were $96 and our current liabilities were $122,361, which resulted in a working capital deficit of $122,265. As of March 31, 2015, current assets were comprised of $96 in cash and cash equivalents. As of March 31, 2015, current liabilities were comprised of $64,667 due to related parties, Notes payable to related parties of $53,900 and $3,784in trade accounts payable and accrued expenses. As of June 30, 2014, our current assets were $63 and our current liabilities were $795,295, which resulted in a working capital deficit of $795,232. As of June 30, 2014, current assets were comprised of $63 in cash and cash equivalents. As of June 30, 2014, current liabilities were comprised of $791,923 due to related parties and $3,372 in trade accounts payable and accrued expenses.

As of March 31, 2015, our total liabilities were $122,361 comprised entirely of current liabilities. The decrease in liabilities for March 31, 2015 from the year ended June 30, 2014 was primarily due to the reclassification of $691,926 in related party debt to stock to be issued and the increase in amounts due to other related parties and Management Fees.

Cash Flows from Operating Activities

 For the nine months ended March 31, 2015, net cash flows used in operating activities was $103,867 compared to net cash used in operating activity of $1,716 for the same period in 2014.

Cash Flows from Investing Activities

For the nine months ended March 31, 2015 and March 31, 2014, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the nine months ended March 31, 2015, net cash flows from financing activities was $103,900. For the nine months ended March 31, 2014, net cash flows used in financing activities was $1,716.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2015, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095. As of March 31, 2015, this note has been either converted to stock or paid. The note payable accrues interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved to convert $691,926 of these related party notes payable, however as of March 31, 2015, the Shares have yet to be issued.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

GOING CONCERN

The independent auditors’ report accompanying our June 30, 2015 and June 30, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Trex Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trex Acquisition Corp. (“the Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, change in shareholders’ equity, and cash flows for each of the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, history of net operating losses, and has not commenced any operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these factors are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2018.

Spokane, Washington

December 22, 2020

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$26	$63
TOTAL CURRENT ASSETS	26	63

Prepaid consulting	234,000	-
TOTAL ASSETS	$234,026	$63

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$6,265	$3,372
Due to Related Party	89,850	791,923
Notes Payable Related Party	53,900	-
TOTAL CURRENT LIABILITIES	150,015	795,295
TOTAL LIABILITIES	150,015	795,295

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,046 issued and outstanding as of June 30, 2015 and June 30, 2014 respectively	103	103
Additional Paid in Capital	815,996	712,244
Shares to be issued	1,058,174	-
Accumulated deficit	(1,790,262)	(1,507,579)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	84,011	(795,232)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$234,026	$63

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30,

	2015	2014
REVENUE	$-	$-

EXPENSES
Transfer Agent and Filing Fees	9,598	18,108
Professional Fees	20,203	18,795
Shares issued for services	36,000
Management and Consulting Fees	113,900	-
Administration Fees	232	4,106
Bad Debt	100,000	100,000
TOTAL EXPENSES	279,933	141,009

Loss from Operations	(279,933)	(141,009)

Interest Expense	(2,750)	-
LOSS BEFORE TAXES	(282,683)	(141,009)
Provision for Income Taxes	-	-
NET LOSS	$(282,683)	$(141,009)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(2.74)	$(1.37)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,046	103,046

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of June 30, 2015 and 2014

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance, June 30, 2013	103,046	$103	$712,244	$-	$(1,366,570)	$(654,223)

Net Loss					(141,009)	(141,009)
Balance, June 30, 2014	103,046	$103	$712,244	$-	$(1,507,579)	$(795,232)

Shares to be issued for debt conversion				691,926		691,926
Shares to be issued for compensation				270,000		270,000
Shares and warrants issued for cash			103,752	96,248		200,000
Net Loss					(282,683)	(282,683)
Balance, June 30, 2015	103,046	$103	$815,996	$1,058,174	$(1,790,262)	$84,011

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30,

	2015	2014
OPERATING ACTIVITIES
Net Income (Loss)	$(282,683)	$(141,009)
Bad debt write-off	100,000	$100,000
Shares issued for services	36,000	$-
Change in Related Party Advances	39,853	37,700
Change Accounts Payable and Accrued Expenses	2,893	3,372
Net Cash Provided by (Used) by Operating Activities	(103,937)	63

FINANCING ACTIVITIES:
Proceed form share warrant purchase	50,000	-
Proceeds from notes payable related party	53,900	-
Net cash provided by financing activities	103,900	-
NET INCREASE (DECREASE) IN CASH	(37)	63

CASH AT BEGINNING OF PERIOD	63	-

CASH AT END OF PERIOD	$26	$63

Supplemental Cash flow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Note issued in exchange for amount advanced to potential merger candidate	$100,000	$100,000
Conversion of Notes payable	$691,926	$-
Stock/warrants issued for payments made by others in which cash was never received	$150,000	$-
Shares to be issued for services	$270,000	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

TREX Acquisition Corp. (The “Company”) was formed on January 16, 2008 in the state of Nevada under the name Plethora Resources, Inc. as a development stage enterprise. The Company was originally organized to engage in the business of consulting to oil and gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia. The Company later changed its name to Sync2 Networks Corp when the Company began to engage in software-related services. On March 20, 2014 to TREX Acquisition Corp. after the Company business operations had ceased.

As of June 30, 2015, the Company consists of itself and its 100% owned subsidiary Sync2 Networks International Ltd.

On April 7, 2014, our Board of Directors deemed it in the best interests of the Company and its shareholders to domesticate our subsidiary, Sync2 International Ltd., as a corporation formed under the laws of Malta to a corporation formed under the laws of the State of Nevada (the “Domestication”), which under Nevada statutory law involves the transfer of an existing corporation from one jurisdiction to another whereby Sync2 Networks International Ltd. shall cease all operations in Malta. On May 1, 2014, we filed Articles of Domestication with the Nevada Secretary of State effecting the domestication of Sync2 International Ltd. as a corporate entity formed under the laws of the State of Nevada, which domestication provides that Sync2 International Ltd. as domesticated in the State of Nevada shall be the same entity as Sync2 International Ltd. organized under the laws of Malta.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Determination of Bad Debts

The Company’s policy is to analyze the collectability of Accounts and Notes Receivable on a monthly basis to determine whether any allowance for doubtful accounts is necessary. Once the allowance has been determined the offset is booked to bad debt expense and subsequently if the account is deemed to be a bad debt, it is written off the allowance for doubtful accounts.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015.

The assets and liabilities recorded on the balance sheet approximate their fair value.

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

Stock based compensations

The Company accounts for stock-based compensation in accordance with ASC Section 718 Compensation – Stock Compensation. Under the fair value recognition provisions of ASC 718 stock based compensation is measured at the grant date based on the fair value of the award and is recognized as expensed ratably over the requisite service period/vesting period.

The company accounts for its non-employee stock-based compensation in accordance with ASC Section 505 Equity Based Payments to Non-Employees. Under the fair value recognition provisions of ASC 505, stock based compensation cost is measured at the earlier of the purchase commitment or performance completions, based on the fair value of the award, and is recognized as expense as purchase commitment is settled.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since June 30, 2015 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

Net deferred tax assets consist of the following components as of June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Deferred Tax Assets – Non-current:

Net Operating Loss Carryover	$375,955	$316,592
Less: valuation allowance	(375,955)	(316,592)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2015 and 2014 due to the following:

	2015	2014

Book Income	$(282,684)	$(141,009)
Meals and Entertainment	-	-
Stock for Services	-	-
Accrued Payroll	-	-
Valuation allowance	$282,684	$(141,009)

At June 30, 2015, the Company had net operating losses of $375,955 that may be offset against future taxable income from the year 2015 to 2035. No tax benefit has been reported in the June 30, 2015 and 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

There were 1,835,835 potentially dilutive shares outstanding as of June 30, 2015 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had 450,000 in shares to be issued for services that were unissued at June 30, 2015. We also had outstanding warrants that could convert into 377,000 shares of common stock as of June 30, 2015. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

Reverse Stock Split

On October 9, 2013 the Company’s board of directors approved a 1 for 1000 reverse stock split effective in the first year 2014.

All common stock references are post reverse split figures unless specifically identified otherwise.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,790,262 and a working capital deficit of $149,989 as of June 30, 2015.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus Asset Management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. This note is currently in default. As of June 30, 2015, the accrued interest on this note was $1,764.

On June 24, 2014 the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. This note is currently in default. As of June 30, 2015 the accrued interest on this note was $987.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $60,000 for the year ended June 30, 2015. These amounts were unpaid at June 30, 2015.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2015, the shares were unissued and recorded as shares to be issued

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the year ended June 30, 2015, the Company was advanced $20,600 in cash to pay for operations by certain related parties and incurred management fees to these same related parties of $60,000. In addition, a related party advanced $100,000 directly to Kerr as part of the potential merger agreement (See Note 5). During the year ended June 30, 2014, the Company was advanced $37,700 to pay for operations by certain related parties.

All of these Related Party Transactions have since been converted into shares of the Company’s Common Stock with the exception of the $100,000 advance to Kerr which was written off in Fiscal year end 2014.

NOTE 5 – FAILED PROSPECTIVE MERGER WITH KERR TECHNOLOGIES, INC.

On May 30, 2014, our Board of Directors approved the execution of a non-binding Letter of Intent in the form of a Term Sheet (the “2014 Term Sheet”) with Kerr Utility Technologies Inc. (“Kerr”) regarding a prospective tax-free reverse merger transaction with Kerr. In connection with this prospective reverse merger, we had intended to incorporate and establish two wholly owned subsidiaries of the Company to facilitate the Kerr acquisition (collectively, the “Merger Vehicles”). At that time, our Board of Directors also approved a private placement to raise, on an “all or none” basis, an aggregate sum of $500,000 for Kerr’s benefit prior to consummation of the Kerr acquisition.

In July 2014, in anticipation of the closing of the reverse merger transaction, a related party advanced, on behalf of the Company, $100,000 to Kerr (the “July 2014 Advance”). The July 2014 Advance is in addition to the $100,000 advanced by the same related party in May 2014 (the “May 2014 Advance”). The Kerr acquisition was ultimately not concluded, and the Company could not recover the $200,000 in funds reflected in the May 2014 Advance and the July 2014 Advance. As a result, the Company had written-off both advances totaling $200,000 ($100,000 for the year ended June 30, 2014 and $100,000 for the three months ended September 30, 2014); specifically accounting for the May 2014 Advance during the Company’s fiscal year ending June 30, 2014 and the July 2014 Advance during the Company’s fiscal year ending June 30, 2015.

As of September 30, 2014, the 2014 Term Sheet with Kerr is no longer in effect, no Merger Vehicles had been established, and the Kerr acquisition was never consummated.

NOTE 6 – COMMON STOCK

On September 21, 2015 Boardwalk assignees agreed to convert $691,927 in related party debt into 1,835,835 shares of the Company’s common Stock

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60.

NOTE 7 – WARRANTS

On May 3, 2014, it was resolved that the Company shall offer 250,000 Units at a price of $.80 per unit. Each Unit shall consist of (a) one (1) share of common stock and (b) a combination of series A warrants (which may be exercised within three (3) years) and series B warrants exercised within five (5) years of the consummation of a merger.

On May 14, 2014, the company entered into a subscription agreement for 157,500 units at $.80 per share for a total of $125,000 Each unit consists of one (1) share of common stock and one (1) series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance.

On May 14, 2014, the company entered into a subscription agreement for 32,000 units at $.80 per share for a total of $25,000. Each unit consists of one (1) share of common stock and one (1) series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance.

On July 14, 2014, the company entered into a subscription agreement for 62,500 units at $.80 per share for a total of $50,000. Each unit consists of one (1) share of common stock, and two (2) Series A warrants to purchase one (1) share of common stock at $.65 per share and one (1) series B warrant to purchase one (1) share of common stock at $.80. Each series A warrant expires three years from the consummation of a merger and each series B warrant expires 5 years from the consummation a merger.

The Company may call the B Warrants at such point the quoted market closing price is at least $2.50 for 20 consecutive trading days. In the event the Company calls the Warrants, it shall immediately notify holders of the Warrants of the call. Warrants holders will be granted a period of 45 calendar days to redeem the Warrants by returning the Warrant to the Company accompanied by payment of $.80 per share. The warrants were valued using a Black Scholes calculation.

The inputs for series A used a price $.59, a strike price range of .65 – 1.25, maturity 3 years, a risk-free interest rate of 3.9% and a beta of 50% estimated and were valued at $.202. The inputs for series B used a price $.59, a strike price of .80, maturity 5 years, a risk-free interest rate of 3.9% and a beta of 50% estimated and were valued at $.232.

As of the filing date of this annual report, 189,500 A warrants have expired leaving only 130,000 A Warrants and 62,500 B Warrants remaining effective since the Company has yet to consummate a merger.

The following is the outstanding warrant activity:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years

Outstanding June 30, 2013	-	$-	-	$-
Additions Granted	189,500	0.80	189,500	0.80	3
Expired	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2014	189,500	$-	189,500	$-	3
Additions Granted	187,500	0.70	187,500	0.80	3.67
Expired
Expired	-	-	-
Exercised	-	-	-	-
Outstanding June 30 2015	377,000	$0.75	377,000	$0.75	2.66

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

2018 Failed Reverse Merger Attempt

On April 19, 2018, the Company entered into a non-binding indication of interest (“LOI”) to acquire Kaneptec Enterprises, Inc., a company engaged in the hemp and cannabidiol business (“Kaneptec”) in a reverse merger (the “Kaneptec Transaction”). In reliance of the LOI, the Company sold 350,000 shares to a related party for $47,500, and this cash was transferred to Kaneptec in order to facilitate the Kaneptec Transaction. This potential merger candidate also advanced approximately $20,000 to the Company in anticipation of the Kaneptec Transaction. During the due diligence phase, the Company’s consultants discovered that Kaneptec’s management had made material misrepresentations regarding its business and management; therefore, the Company ceased all further negotiations with Kaneptec. The Company has not recovered any sums advanced to Kaneptec in contemplation of the failed Kaneptec Transaction.

2020 Stock Issuances

On January 21, 2020, the Company formally issued (a) 1,835,835 shares of its common stock in connection with prior Boardwalk convertible debt conversions, (b) 450,000 shares of its common stock in connection with management compensation, (c) 250,000 shares of its common stock to unit subscribers in connection with the failed Kerr transaction, and (d) 350,000 shares of its common stock in connection with a 2018 private sale of 350,000 shares to a related party for $47,500.

On March 12. 2020, the Company issued 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements.

On June 24, 2020, the Company issued 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1, 2014, consulting agreement.

2020 TRXA Merger Sub Inc.

March 13, 2020, the Company incorporated a wholly owned subsidiary, TRXA Merger Sub Inc., a Delaware corporation (“Merger Sub”) in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company.

On November 20, 2020, the Company issued 1,300,000 shares of its common stock in connection with a prepayment of an $80,000 future expense advanced by two related parties.

December 31, 2014

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
	December 31, 2014	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$131	$63
TOTAL CURRENT ASSETS	131	63

TOTAL ASSETS	$131	$63

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$4,443	$3,372
Due to Related Party	46,500	791,923
Notes Payable Related Party	53,900	-
TOTAL CURRENT LIABILITIES	104,843	795,295
TOTAL LIABILITIES	104,843	795,295

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,073 issued and outstanding as of December 31, 2014 and June 30, 2014 respectively	103	103
Additional Paid In Capital	815,996	712,244
Shares to be issued	788,174	-
Accumulated deficit	(1,708,985)	(1,507,579)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(104,712)	(795,232)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$131	$63

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended December 31,
(Unaudited)

	Three months ended		Six months ended
	2014	2013	2014	2013
REVENUE	$-	$-	$-	$-

EXPENSES
Transfer Agent and Filing Fees	1,609	7,574	5,979	9,374
Professional Fees	(1,500)	3,000	10,000	6,000
Management and Consulting Fees	68,900	-	83,900	-
Administration Fees	35	130	124	130
Bad Debt	-	-	100,000	-
TOTAL EXPENSES	69,044	10,704	200,003	15,504

Loss from Operations	(69,044)	(10,704)	(200,003)	(15,504)
Interest Expense	(1,403)	-	(1,403)	-

LOSS BEFORE TAXES	(70,447)	(10,704)	(201,406)	(15,504)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(70,447)	$(10,704)	$(201,406)	$(15,504)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.68)	$(0.10)	$(1.95)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of December 31, 2014, and 2013
(Un-audited)
			Additional	Shares
	Common Stock		Paid in	to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance, June 30, 2013	103,073	$103	$712,244		$(1,366,570)	$(654,223)

Net loss	-	-	-		(4,800)	(4,800)
Balance, September 30, 2013	103,073	103	712,244	-	(1,371,370)	(659,023)
						-
Net loss		-	-	-	(10,704)	(10,704)
Balance, December 31, 2013	103,073	103	712,244	-	(1,382,074)	(669,727)

Net Loss				-	(12,712)	(12,712)
Balance, March 31, 2014	103,073	$103	$712,244	$-	$(1,394,786)	$(682,439)

Net Loss					(112,793)	(112,793)
Balance, June 30, 2014	103,073	$103	$712,244	$-	$(1,507,579)	$(795,232)

Shares to be issued for note conversion				691,926		$691,926
Net Loss					(130,959)	(130,959)
Balance, September 30, 2014	103,073	103	712,244	691,926	(1,638,538)	(234,265)

Shares and warrants issued for cash			103,752	96,248		200,000
Net Loss					(70,447)	(70,447)
Balance, December 31, 2014	103,073	103	815,996	788,174	(1,708,985)	(104,712)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
STATEMENT OF CASH FLOWS
for the six months ended December 31,

	(Un-audited)	(Un-audited)
	2014	2013
OPERATING ACTIVITIES
Net Income (Loss)	$(201,406)	$(15,504)
Bad debt write-off	100,000	$-
Change in Related Party Advances	(3,497)	15,800
Change Accounts Payable and Accrued Expenses	1,071	-
Net Cash Used by Operating Activities	(103,832)	296

FINANCING ACTIVITIES:
Proceeds from related party notes payable	53,900	-
Proceeds from common subscriptions	50,000	-
Net cash provided by financing activities	103,900	-
NET INCREASE (DECREASE) IN CASH	68	296

CASH AT BEGINNING OF PERIOD	63	-

CASH AT END OF PERIOD	$131	$296

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Note issued in exchange for amount advanced to potential merger Candidate	$100,000	$100,000
Conversion of Notes payable	$691,926	$-
Stock/warrants issued for payments made by others in which cash was never received	$150,000	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2014

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

The Company consists of itself and its 100% owned subsidiary Sync2 Networks International Ltd.

On April 7, 2014, our Board of Directors deemed it in the best interests of the Company and its shareholders to domesticate our subsidiary, Sync2 International Ltd., as a corporation formed under the laws of Malta to a corporation formed under the laws of the State of Nevada (the “Domestication”), which under Nevada statutory law involves the transfer of an existing corporation from one jurisdiction to another whereby Sync2 Networks International Ltd. shall cease all operations in Malta. On May 1, 2014, we filed Articles of Domestication with the Nevada Secretary of State effecting the domestication of Sync2 International Ltd. as a corporate entity formed under the laws of the State of Nevada, which domestication provides that Sync2 International Ltd. as domesticated in the State of Nevada shall be the same entity as Sync2 International Ltd. organized under the laws of Malta.

The Company’s business plan is to find a merger candidate and become an operating company or to be a corporate governance and management company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes there included in our annual report on Form 10-K for the fiscal year end June 30, 2015, included in this filing.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Determination of Bad Debts

The Company’s policy is to analyze the collectability of Accounts and Notes Receivable on a monthly basis to determine whether any allowance for doubtful accounts is necessary. Once the allowance has been determined the offset is booked to bad debt expense and subsequently if the account is deemed to be a bad debt, it is written off the allowance for doubtful accounts.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014.

The assets and liabilities recorded on the balance sheet approximate their fair value.

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

Stock based compensations

The Company accounts for stock-based compensation in accordance with ASC Section 718 Compensation – Stock Compensation. Under the fair value recognition provisions of ASC 718 stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expensed ratably over the requisite service period/vesting period.

The company accounts for its non-employee stock-based compensation in accordance with ASC Section 505 Equity Based Payments to Non-Employees. Under the fair value recognition provisions of ASC 505, stock-based compensation cost is measured at the earlier of the purchase commitment or performance completions, based on the fair value of the award, and is recognized as expense as purchase commitment is settled.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since December 31, 2014 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were 1,835,835 potentially dilutive shares outstanding as of December 31, 2014 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had shares to be issued for consulting that were unissued as of December 31, 2014. We also had outstanding warrants that could convert into 377,000 shares of common stock as of December 31, 2014 and June 30, 2014, but the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

Reverse Stock Split

On October 9, 2013, the Company’s board of directors approved a 1 for 1000 reverse stock split effective in the first quarter 2014.

All common stock references are post reverse split figures unless specifically identified otherwise.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,708,985 and negative equity of $104,712 at December 31, 2014.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014, the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of December 31, 2014, the outstanding accrued interest was $900.

On June 24, 2014, the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of December 31, 2014, the outstanding accrued interest was $503.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended December 31, 2014 and $30,000 for the six months ended December 31, 2014. These amounts were unpaid at the end of the quarter and six months ended December 31, 2014.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended December 31, 2014, the Company was advanced $1,600 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000. During the six months ended December 31, 2014, the Company was advanced $15,100 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $30,000. In addition, a related party advanced $100,000 directly to Kerr as part of the potential merger agreement (See Note 5). During the year ended June 30, 2014, the Company was advanced $37,700 to pay for operations by certain related parties. Certain of these advances were converted into stock to be issued on September 14, 2014 simultaneously with the Boardwalk note conversion.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of December 31, 2014, the shares were unissued and recorded as shares to be issued

As of the date of filing, all of these Related Party Transactions have since been converted into shares of the Company’s Common Stock.

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

NOTE 6 – COMMON STOCK

On May 14, 2014, the company entered into a subscription agreement for 157,500 units at $.80 per share for a total of $125,000. Each unit consists of 1 share of common stock and one Series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance.

On May 14, 2014, the company entered into a subscription agreement for 32,000 units at $.80 per share for a total of $25,000. Each unit consists of 1 share of common stock and one series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance.

On July 14, 2014, the company entered into a subscription agreement for 62,500 units at $.80 per share for a total of $50,000. Each unit consists of one (1) share of common stock, and two (2) Series A warrants to purchase one (1) share of common stock at $.65 per share and one (1) series B warrant to purchase one (1) share of common stock at $.80. Each series A warrant expires three years from the consummation of a merger and each series B warrant expires 5 years from the consummation a merger.

NOTE 7 – WARRANTS

On May 3, 2014, it was resolved that the Company shall offer 250,000 Units at a price of $.80 per unit. Each Unit shall consist of (a) one (1) share of common stock and (b) a combination of series A warrants (which may be exercised within three (3) years) and series B warrants exercised within five (5) years of the consummation of a merger.

On May 14, 2014, the company entered into a subscription agreement for 157,500 units at $.80 per share for a total of $125,000 Each unit consists of one (1) share of common stock and one (1) series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance.

On May 14, 2014, the company entered into a subscription agreement for 32,000 units at $.80 per share for a total of $25,000. Each unit consists of one (1) share of common stock and one (1) series A warrant to purchase one share of common stock at $1.25 per share Each A warrant expires three years from the date of issuance.

On July 14, 2014, the company entered into a subscription agreement for 62,500 units at $.80 per share for a total of $50,000. Each unit consists of one (1) share of common stock, and two (2) Series A warrants to purchase one (1) share of common stock at $.65 per share and one (1) series B warrant to purchase one (1) share of common stock at $.80. Each series A warrant expires three years from the consummation of a merger and each series B warrant expires 5 years from the consummation a merger.

The Company may call the B Warrants at such point the quoted market closing price is at least $2.50 for 20 consecutive trading days. In the event the Company calls the Warrants, it shall immediately notify holders of the Warrants of the call. Warrants holders will be granted a period of 45 calendar days to remit payment of $.80 per share. The warrants were valued using a Black Scholes calculation.

The inputs for series A used a price $.59, a strike price range of .65 – 1.25, maturity 3 years, a risk-free interest rate of 3.9% and a beta of 50% estimated and were valued at $.202. The inputs for series B used a price $.59, a strike price of .80, maturity 5 years, a risk-free interest rate of 3.9% and a beta of 50% estimated and were valued at $.232.

As of the filing date of this annual report, 189,500 A warrants have expired; only 130,000 A Warrants and 62,500 B Warrants remain effective since the Company has yet to consummate a merger.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable -Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2013	-	$-	-	$-
Additions Granted	189,500	0.80	189,500	0.80	3
Expired	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2014	189,500	$-	189,500	$-	3
Additions Granted	187,500	0.70	187,500	0.80	3.67
Expired
Expired	-	-	-
Exercised	-	-	-	-
Outstanding December 31, 2014	377,000	$0.75	377,000	$0.75	3.16

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

2018 Failed Reverse Merger Attempt

On April 19, 2018, the Company entered into a non-binding indication of interest (“LOI”) to acquire Kaneptec Enterprises, Inc., a company engaged in the hemp and cannabidiol business (“Kaneptec”) in a reverse merger (the “Kaneptec Transaction”). In reliance of the LOI, the Company sold 350,000 shares to a related party for $47,500, and this cash was transferred to Kaneptec in order to facilitate the Kaneptec Transaction. This potential merger candidate also advanced approximately $20,000 to the Company in anticipation of the Kaneptec Transaction. During the due diligence phase, the Company’s consultants discovered that Kaneptec’s management had made material misrepresentations;; therefore, the Company ceased all further negotiations with Kaneptec. The Company has not recovered any sums advanced to Kaneptec in contemplation of the failed Kaneptec Transaction.

2020 Stock Issuances

On January 21, 2020, the Company formally issued (a) 1,835,835 shares of its common stock in connection with prior Boardwalk convertible debt conversions, (b) 450,000 shares of its common stock in connection with management compensation, (c) 350,700 shares of its common stock to unit subscribers in connection with the failed Kerr transaction, and (d) 350,000 shares of its common stock in connection with a 2018 private sale of 350,000 shares to a related party for $47,500.

On March 12. 2020, the Company issued 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements.

On June 24, 2020, the Company issued 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1, 2014 consulting agreement.

On November 20, 2020, the Company issued 1,300,000 shares of its common stock in connection with a prepayment of an $80,000 future expense advanced by two related parties.

2020 TRXA Merger Sub Inc.

March 13, 2020, the Company incorporated a wholly owned subsidiary, TRXA Merger Sub Inc., a Delaware corporation (“Merger Sub”) in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s Sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company.

March 31, 2015

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS
Unaudited

	(Un-audited)
	March 31, 2015	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$96	$63
TOTAL CURRENT ASSETS	96	63

Prepaid Consulting	252,000
TOTAL ASSETS	$252,096	$63

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$3,784	$3,372
Due to Related Party	64,677	-
Notes Payable	53,900	791,923
TOTAL CURRENT LIABILITIES	122,361	795,295
TOTAL LIABILITIES	122,361	795,295

Commitments and Contingencies		-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,073 issued and outstanding as of March 31, 2015 and June 30, 2014 respectively	103	103
Additional Paid In Capital	815,996	712,244
Shares to be issued	1,058,174	-
Accumulated deficit	(1,744,538)	(1,507,579)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	129,735	(795,232)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$252,096	$63

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended March 31, Unaudited

	Three months ended		Nine Months ended
	2015	2014	2015	2014
REVENUE	$-	$-	$-	$-

EXPENSES
Transfer Agent and Filing Fees	1,844	742	7,820	10,116
Professional Fees	-	1,320	13,000	7,320
Management Fees	15,000	-	95,900	-
Administration Fees	35	10,650	162	-
Share Based Expense	18,000		18,000
Bad Debt	-	-	100,000	10,780
TOTAL EXPENSES	34,879	12,712	234,882	28,216

Loss from Operations	(34,879)	(12,712)	(234,882)	(28,216)

Interest Expense	(674)	-	(2,077)	-
LOSS BEFORE TAXES	(35,553)	(12,712)	(236,959)	(28,216)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(35,553)	$(12,712)	$(236,959)	$(28,216)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.34)	$(0.12)	$(2.30)	$(0.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of March 31, 2015 AND 2014
(Un-audited)
			Additional	Shares
	Common Stock		Paid in	to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance, June 30, 2013	103,073	$103	$712,244		$(1,366,570)	$(654,223)

Net loss	-	-	-		(4,800)	(4,800)
Balance, September 30, 2013	103,073	103	712,244	-	(1,371,370)	(659,023)
						-
Net loss		-	-	-	(10,704)	(10,704)
Balance, December 31, 2013	103,073	103	712,244	-	(1,382,074)	(669,727)

Net Loss				-	(12,712)	(12,712)
Balance, March 31, 2014	103,073	$103	$712,244	$-	$(1,394,786)	$(682,439)

Net Loss					(112,793)	(112,793)
Balance, June 30, 2014	103,073	$103	$712,244	$-	$(1,507,579)	$(795,232)

Shares to be issued for note conversion				691,926		$691,926
Net Loss					(130,959)	(130,959)
Balance, September 30, 2014	103,073	103	712,244	691,926	(1,638,538)	(234,265)

Shares and warrants issued for cash			103,752	96,248		200,000
Net Loss					(70,447)	(70,447)
Balance, December 31, 2014	103,073	103	815,996	788,174	(1,708,985)	(104,712)

Shares to be issued for compensation				270,000		270,000
Net Loss					(35,553)	(35,553)
Balance, March 31, 2015	103,073	103	815,996	1,058,174	(1,744,538)	129,735

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31,

	(Un-audited)	(Un-audited)
	2015	2014
OPERATING ACTIVITIES
Net Income (Loss)	$(236,959)	$(28,216)
Bad debt expense	100,000	-
Shares issued for services	18,000	-
Change in other assets	-	-
Change in Related Party Advances	14,677	26,500.00
Change Accounts Payable and Accrued Expenses	415	-
Net Cash Used by Operating Activities	(103,867)	(1,716)

FINANCING ACTIVITIES:
Bank overdraft	-	1,716
Proceeds from share warrant purchase	50,000
Proceeds from notes payable related party	53,900	-
Net cash provided by financing activities	103,900	1,716
NET INCREASE (DECREASE) IN CASH	33	-

CASH AT BEGINNING OF PERIOD	63	-

CASH AT END OF PERIOD	$96	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Note issued in exchange for amount advanced to potential merger Candidate	$100,000	$100,000
Conversion of Notes payable	$691,926	$-
Stock/warrants issued for payments made by others in which cash was never received	$150,000	$-
Shares to be issued for services	$270,000	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2015

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

The Company consists of itself and its 100% owned subsidiary Sync2 Networks International Ltd.

On April 7, 2014, our Board of Directors deemed it in the best interests of the Company and its shareholders to domesticate our subsidiary, Sync2 International Ltd., as a corporation formed under the laws of Malta to a corporation formed under the laws of the State of Nevada (the “Domestication”), which under Nevada statutory law involves the transfer of an existing corporation from one jurisdiction to another whereby Sync2 Networks International Ltd. shall cease all operations in Malta. On May 1, 2014, we filed Articles of Domestication with the Nevada Secretary of State effecting the domestication of Sync2 International Ltd. as a corporate entity formed under the laws of the State of Nevada, which domestication provides that Sync2 International Ltd. as domesticated in the State of Nevada shall be the same entity as Sync2 International Ltd. organized under the laws of Malta.

The Company’s business plan is to find a merger candidate and become an operating company or to be a corporate governance and management company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes there included in our annual report on form 10k for the fiscal year end June 30, 2014, included in this filing.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Determination of Bad Debts

The Company’s policy is to analyze the collectability of Accounts and Notes Receivable on a monthly basis to determine whether any allowance for doubtful accounts is necessary. Once the allowance has been determined the offset is booked to bad debt expense and subsequently if the account is deemed to be a bad debt, it is written off the allowance for doubtful accounts.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S.) GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2015.

The assets and liabilities recorded on the balance sheet approximate their fair value.

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

Stock based compensations

The Company accounts for stock-based compensation in accordance with ASC Section 718 Compensation – Stock Compensation. Under the fair value recognition provisions of ASC 718 stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expensed ratably over the requisite service period/vesting period.

The company accounts for its non-employee stock-based compensation in accordance with ASC Section 505 Equity Based Payments to Non-Employees. Under the fair value recognition provisions of ASC 505, stock-based compensation cost is measured at the earlier of the purchase commitment or performance completions, based on the fair value of the award, and is recognized as expense as purchase commitment is settled.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since March 31, 2015 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were 1,835,835 potentially dilutive shares outstanding as of March 31, 2015 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had 450,000 of shares to be issued for compensation that were unissued as of March 31, 2015. We also had outstanding warrants that could convert into 377,000 shares of common stock as of March 31, 2015 and June 30, 2014. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

Reverse Stock Split

On October 9, 2013, the Company’s board of directors approved a 1 for 1000 reverse stock split effective in the first quarter 2014.

All common stock references are post reverse split figures unless specifically identified otherwise.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,744,583 and a working capital deficit of $122,565 as of March 31, 2015.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus Asset Management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of March 31, 2015, the accrued interest on this note was $1,332.

On June 24, 2014 the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015.. As of March 31, 2015, the accrued interest on this note was $745.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended March 31, 2015 and $45,000 for the nine months ended March 31, 2015. These amounts were unpaid at the end of the quarter and nine months ended March 31, 2015.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended March 31, 2015, the Company was advanced $2,500 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000. During the nine months ended March 31, 2015, the Company was advanced $17,600 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $30,000. In addition, a related party advanced $100,000 directly to Kerr as part of the potential merger agreement (See Note 5). During the year ended June 30, 2014, the Company was advanced $37,700 to pay for operations by certain related parties. Certain of these advances were converted into stock to be issued on September 14, 2014 as part of the Boardwalk note conversion.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of March 31, 2015 the shares were unissued and recorded as shares to be issued.

All of these Related Party Transactions have since been converted into shares of the Company’s Common Stock, as of the date of this filing, with the exception of the $100,000 advance to Kerr which was written off in Fiscal year end 2014.

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

NOTE 6 – COMMON STOCK

On May 14, 2014, the company entered into a subscription agreement for 157,500 units at $.80 per share for a total of $125,000. Each unit consists of 1 share of common stock and one Series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance.

On May 14, 2014, the company entered into a subscription agreement for 32,000 units at $.80 per share for a total of $25,000. Each unit consists of 1 share of common stock and one series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance.

On July 14, 2014, the company entered into a subscription agreement for 62,500 units at $.80 per share for a total of $50,000. Each unit consists of 1 share of common stock, two series A warrants for each to purchase one share of common stock at $.65 per share and one series B warrant to purchase one share of common stock at $.80. Each series A warrant expires three years from the date of issuance and each series B warrant expires 5 years from the date of issuance.

On January 1, 2015, the company entered into a management agreement for a period of 2 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60.

On January 1, 2015, the company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the stock price at that time was $.60.

NOTE 7 – WARRANTS

On May 3, 2014, it was resolved that the Company shall offer 250,000 Units at a price of $.80 per unit. Each Unit shall consists of (a) one (1) share of common stock and (b) a combination of series A warrants (which may be exercised within three (3) years) and series B warrants exercised within five (5) years of the consummation of a merger.

On May 14, 2014, the company entered into a subscription agreement for 157,500 units at $.80 per share for a total of $125,000 Each unit consists of one (1) share of common stock and one (1) series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance.

On May 14, 2014, the company entered into a subscription agreement for 32,000 units at $.80 per share for a total of $25,000. Each unit consists of one (1) share of common stock and one (1) series A warrant to purchase one share of common stock at $1.25 per share  Each A warrant expires three years from the date of issuance.

On July 14, 2014, the company entered into a subscription agreement for 62,500 units at $.80 per share for a total of $50,000. Each unit consists of one (1) share of common stock, and two (2) Series A warrants to purchase one (1) share of common stock at $.65 per share and one (1) series B warrant to purchase one (1) share of common stock at $.80. Each series A warrant expires three years from the consummation of a merger and each series B warrant expires 5 years from the consummation a merger.

The Company may call the B Warrants at such point the quoted market closing price is at least $2.50 for 20 consecutive trading days. In the event the Company calls the Warrants, it shall immediately notify holders of the Warrants of the call. Warrants holders will be granted a period of 45 calendar days to remit payment of $.80 per share. The warrants were valued using a Black Scholes calculation.

The inputs for series A used a price $.59, a strike price range of .65 – 1.25, maturity 3 years, a risk-free interest rate of 3.9% and a beta of 50% estimated and were valued at $.202. The inputs for series B used a price $.59, a strike price of .80, maturity 5 years, a risk-free interest rate of 3.9% and a beta of 50% estimated and were valued at $.232.

As of the filing date of this annual report, 189,500 A Warrants have expired; only 130,000 A Warrants and the 62,500 B Warrants remain effective since the Company has yet to consummate a merger.

As of the filing date of this annual report, 189,500 of the Company’s A Warrants have expired.

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable -Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2013	-	$-	-	$-
Additions Granted	189,500	0.80	189,500	0.80	3
Expired	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2014	189,500	$-	189,500	$-	3
Additions Granted	187,500	0.70	187,500	0.80	3.67
Expired
Expired	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2015	377,000	$0.75	377,000	$0.75	2.91

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

2018 Failed Reverse Merger Attempt

On April 19, 2018, the Company entered into a non-binding indication of interest (“LOI”) to acquire Kaneptec Enterprises, Inc., a company engaged in the hemp and cannabidiol business (“Kaneptec”) in a reverse merger (the “Kaneptec Transaction”). In reliance of the LOI, the Company sold 350,000 shares to a related party for $47,500, and this cash was transferred to Kaneptec in order to facilitate the Kaneptec Transaction. This potential merger candidate also advanced approximately $20,000 to the Company in anticipation of the Kaneptec Transaction. During the due diligence phase, the Company’s consultants discovered that Kaneptec management had made material misrepresentations regarding its business and management; therefore, the Company ceased all further negotiations with Kaneptec. The Company has not recovered any sums advanced to Kaneptec in contemplation of the failed Kaneptec Transaction.

2020 Stock Issuances

On January 21, 2020, the Company resolved to issue and issued (a) 1,835,835 shares of its common stock in connection with prior Boardwalk convertible debt conversions, (b) 450,000 shares of its common stock in connection with management compensation, (c) 350,700 shares of its common stock to unit subscribers in connection with the failed Kerr transaction, and (d) 350,000 shares of its common stock in connection with a 2018 private sale of 350,000 shares to a related party for $47,500.

On March 12. 2020, the Company resolved to issue and issued 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements.

On June 24, 2020, the Company resolved to issue and issued 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1, 2014 consulting agreement.

2020 TRXA Merger Sub Inc.

March 13, 2020, the Company incorporated a wholly-owned subsidiary, TRXA Merger Sub Inc., a Delaware corporation (“Merger Sub”) in order to facilitate the acquisition of a Software-as-a-Service internet platform business. The Sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company.

On November 20, 2020, the Company issued 1,300,000 shares of its common stock in connection with a prepayment of an $80,000 future expense advanced by two related parties.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of the date of this filing, there are no disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the periods covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the periods covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position

Frank Horkey	65	President/Chief Executive Officer, Secretary and Chief Financial Officer Director

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

Mr. Horkey is also a 1993 graduate of Leadership Broward and 1987 President of the Sunrise Chamber of Commerce. He has been a member of the Broward Workforce Development Board since 1993 and Chair of its Audit Committee and was Board Chair for 2015-2016. Mr. Horkey is the 1995 recipient of the “Small Business Person of the Year” award from the Sunrise Chamber of Commerce, and a two-time finalist for the South Florida “Up and Comers” Award in accounting. He was also Chair of the Sole Practitioners Committee of the Florida Institute of Certified Public Accountants for two years.

Mr. Horkey’s community involvement also extends into the education environment. He was a member of the School Board of Broward County Audit Committee for ten years, Chair of the Sunrise Chamber of Commerce Education Committee for three years, and co-founder of the Sunrise Chamber “One for the Kids” Program (which matches business people who have specific skills with schools and/or students with matching needs). He also worked on the Broward Education Planning Initiative, which was the first countywide effort to address school overcrowding. Mr. Horkey was Treasurer of Broward Education Foundation for four years including the period during which the Foundation administered the Marjory Stoneman Douglas Victims fund of over $10,700,000. He is currently Board Chair of Broward Education Foundation.

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

Audit Committee and Financial Expert

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee as soon as it is practical to do so.. When established, the audit committee’s primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

Code of Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Director Independence

Our director is not deemed independent. Our director also holds positions as an officer.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ended June 30, 2015 and June 30, 2014.

Summary Compensation Table

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Warren Gilbert,	2013	0	0	0	0	0	0	0	0
President/Secretary/Treasurer/CFO

Frank Horkey, Note 1)	2014-2015	0	0	0	0	0	0	0	0
CEO/President/Secretary/Treasurer/CFO

Note 1) Frank Horkey was issued 30,000 shares in 2015 and 60,000 per year for 2016 thru 2019

OUTSTANDING EQUITY AWARDS

We do not have any effective stock option or other equity award plans. Therefore, as of June 30, 2015, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal years ended June 30, 2015 and June 30, 2014:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Warren Gilbert, President/Secretary/Treasurer/CFO 2013	0	0	0	0	0	0	0

Frank Horkey 2014-2019	0	0	0	0	0	0	0

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

On January 21, 2020, Frank Horkey Pres/CEO, Secretary CFO and sole director was issued 350,000 shares of the Company’s common stock pursuant to a certain Management Agreement dated January 1, 2015. Mr. Horkey has no options to purchase any stock.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2015 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Officers and Directors
Common Stock	Warren Gilbert 9540 NW 10th Street Plantation, Florida 33322	62,864 shares	61%

Common Stock	All directors and named executive officers as a group (1 person)	62,864 shares	61%
Beneficial Owners 5% or Greater
None

________

(1)

Percentage of beneficial ownership of our common stock is based on 103,046 shares of common stock outstanding as of the date of this Annual Report, which total issued and outstanding were reduced in accordance with the Reverse Stock Split.

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

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2015, the shares were unissued and recorded as shares to be issued

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2015 and June 30, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $4,500 and $4,500, respectively.

In June 2018, and as disclosed in our Form 8-K in March 2019, the audit fees for our new auditor, Fruci &Associates II, PLLC, are $4,000 per year for the restated June 30, 2014 and the years ended June 30, 2015 to June 30, 2019.

Tax Fees

For the fiscal years ended June 30, 2015 and June 30, 2014, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

Included in Item 8

(b) Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on July 25, 2008
3.2	Bylaws, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on July 25, 2008
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

TREX Acquisition Corp. a Nevada corporation

December 22, 2020	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

December 22, 2020	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 22, 2020	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

