Form 10-K
period 2016-06-30
Trex Acquisition Corp.
filed 2021-01-25
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2016, approximately $2,812.60.

As of date of filing January 25, 2021 there were 13,589,581 shares of the issuer’s common stock issued and outstanding (par value $.001).

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

This comprehensive annual report on Form 10-K (the “Super 10-K”) includes the Company’s financial statements for the fiscal year ending 2016. In order to bring the Company’s filings current in an expeditious manner, the Company shall file similar Super 10-K reports for the fiscal years ending, June 30, 2017, June 30, 2018, June 30, 2019 and June 30, 2020. The Company became delinquent in its filings primarily due to financial circumstances directly related to the failure of its core operating business. Since fiscal year ending June 30, 2014 until the date of this filing, the Company has not maintained an operating business from which it could draw the financial resources to retain and compensate the required professionals needed to maintain compliance. Each Super 10-K for a given fiscal year contains all required information and disclosures to shareholders that each quarterly and annual report would normally have provided had such quarterly and annual report had been filed timely. In the interest of complete disclosure, the Company has included current information in this annual report for all material events and developments that have taken place since June 30, 2014 through the filing date of this annual report.

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

Domestication of Subsidiary

On April 7, 2014, our Board of Directors deemed it in the best interests of the Company and its shareholders to domesticate our subsidiary, Sync2 International Ltd., as a corporation formed under the laws of Malta to a corporation formed under the laws of the State of Nevada (the “Domestication”). Under Nevada statutory law, involves the transfer of an existing corporation from one jurisdiction to another whereby Sync2 International Ltd. shall cease all operations in Malta. On May 1, 2014, we filed Articles of Domestication with the Nevada Secretary of State effecting the domestication of Sync2 International Ltd. as a corporate entity formed under the laws of the State of Nevada, which domestication provides that Sync2 International Ltd. as domesticated in the State of Nevada shall be the same entity as Sync2 International Ltd. organized under the laws of Malta. As part of the process of domestication of Sync 2 International Ltd, we recognized $516,245 of income during the fiscal year ended June 30, 2013 from the write off of the remaining assets and liabilities of Sync 2 International Ltd,.

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

2014 Change of Control

During fiscal year ended June 30, 2014 and to date, we did not issue any shares of common stock other than shares issued for debt conversion as discussed below.

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

CURRENT BUSINESS OPERATIONS

For the fiscal year ending June 30, 2016 , the Company did not have any material business operations. From the period covered in this filing until the date of this filing, the Company has not had any material business operations.

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

On June 24, 2020, the Company issued 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1,2014 consulting agreement.

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

Quarter Ended	High Bid	Low Bid
June 30, 2016	.10	.07
March 31, 2016	.10	.07
December 31, 2015	10	.07
September 30, 2015	.10	.07
June 30, 2015	.10	.07
March 31, 2015	1.00	.60
December 31, 2014	1.00	.60
September 30, 2014	1.00	.60

HOLDERS

As of June 30, 2016, the number of stockholders of record is 35. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended June 30, 2016, the Company did not issue any shares of common stock related to the previously described private placement and Consulting Agreements or the debt conversion discussed below.

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

On May 14, 2014, the company entered into a subscription agreement for 157,500 units at $.80 per share for a total of $125,000. Each unit consists of 1 share of common stock and one Series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2016.

On May 14, 2014, the company entered into a subscription agreement for 32,000 units at $.80 per share for a total of $25,000. Each unit consists of 1 share of common stock and one series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2016.

On July 14, 2014, the company entered into a subscription agreement for 62,500 units at $.80 per share for a total of $50,000. Each unit consists of 1 share of common stock, two series A warrants for each to purchase one share of common stock at $.65 per share and one series B warrant to purchase one share of common stock at $.80. Each series A warrant expires three years from the date of issuance and each series B warrant expires 5 years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2016.

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

These shares were issued on January 21, 2020, but accounted for in the shares to be issued on June 30, 2016.

On January 1, 2015, the company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the stock price at that time was $.60. These shares are unissued and accounted for in the shares to be issued on June 30, 2016.

No new shares have been issued as of June 30, 2016. No Assignee or other subsequent assignee holds in the aggregate shares exceeding 4.99% of the total issued and outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2016 , we had no equity compensation plans which authorized an issuance of our equity securities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended June 30, 2016 and June 30, 2015 together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors.” Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Year Ended June 30, 2016 Compared to Year Ended June 30, 2015

Our net loss for the year ended June 30, 2016 was ($141,067) compared to a net loss of ($282,683) during the year ended June 30, 2015. The decrease in net loss was mainly due to the decrease in management fees and the bad debt incurred in the Kerr Transaction. We had advanced $100,000 to Kerr in May 2014 and a further $100,000 to Kerr in July 2014. Kerr subsequently ceased business operations. Therefore, at June 30, 2015, the original $100,000 was determined to be a bad debt and, therefore, was recorded as bad debt for the year ended June 30, 2014. The remaining $100,000 was reflected as a bad debt during the year ended June 30, 2015. During the years ended June 30, 2016 and June 30, 2015, we did not generate any revenue.

During the year ended June 30, 2016, we incurred operating expenses of $138,371 compared to $279,933 incurred during the year ended June 30, 2015. The decrease in operating expenses was mainly due to the decrease in management fees. In addition, we had advanced $100,000 to Kerr in May 2014 and a further $100,000 to Kerr in July 2014. Kerr subsequently ceased business operations. Therefore, at June 30, 2014, the original $100,000 was determined to be a bad debt and, therefore, was recorded as bad debt for the year ended June 30, 2014. The remaining $100,000 was reflected as a bad debt during the year ended June 30, 2015.

During the year ended, we incurred interest expenses of $2,696, compared to $2,750 incurred during the year ended June 30, 2015.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. For the year ended June 30, 2015, we expensed $42,000 in consulting expense for Mr. Horkey They were valued on the date of the agreement and the stock price at that time was $.60.

Therefore, our net loss and loss per share during the year ended June 30, 2016 was ($141,067) to a net loss for year ended June 30, 2015 of ($282,683).

LIQUIDITY AND CAPITAL RESOURCES

Year Ended June 30, 2016

As of June 30, 2016, our current assets were $0 and our current liabilities were $219,056, which resulted in a working capital deficit of $219,056. As of June 30, 2016, current assets were comprised of $0 in cash and cash equivalents. As of June 30, 2016, current liabilities were comprised of $152,546 due to related parties and $12,610 in accounts payable and accrued expenses and notes payable related party of $53,900. As of June 30, 2015, our current assets were $26 and our current liabilities were $150,015, which resulted in a working capital deficit of $149,989. As of June 30, 2015, current assets were comprised of $26 in cash and cash equivalents. As of June 30, 2015, current liabilities were comprised of $89,850 due to related parties, $6,265 in accounts payable and accrued expenses and notes payable related party of $53,900.

As of June 30, 2016, our total liabilities were $219,056 comprised entirely of current liabilities. The increase in liabilities during the year ended June 30, 2016 from the year ended June 30, 2015 was primarily due to increase in amounts due to other related parties and Management Fees.

Cash Flows from Operating Activities

For the year ended June 30, 2016, net cash flows used in operating activities was $(26) compared to net cash used in operating activity of $103,937 for the same period in 2015.

Cash Flows from Investing Activities

For the year ended June 30, 2016 and June 30, 2015, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the year ended June 30, 2016, net cash flows from financing activities was $0. For the year ended June 30, 2015, net cash flows provided by financing activities was $103,900.

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

RESULTS OF OPERATION

Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014

Our net loss for the quarter ended September 30, 2015 was ($34,075) compared to a net loss of ($130,959) during the quarter ended September 30, 2014. The decrease in net loss was mainly due to the fact we had advanced $100,000 to Kerr in May 2014 and a further $100,000 to Kerr in July 2014. Kerr subsequently ceased business operations. Therefore, at September 30, 2014, the original $100,000 was determined to be a bad debt and, therefore, was recorded as bad debt for the Year ended June 30, 2014. The remaining $100,000 was reflected as a bad debt during the quarter ended September 30, 2014. During the quarters ended September 30, 2015 and September 30, 2014, we did not generate any revenue.

During the quarter ended September 30, 2015, we incurred operating expenses of $33,401 compared to $130,959 incurred during the quarter ended September 30, 2014. The decrease in net loss was mainly due to the fact we had advanced $100,000 to Kerr in May 2014 and a further $100,000 to Kerr in July 2014. Kerr subsequently ceased business operations. Therefore, at September 30, 2014, the original $100,000 was determined to be a bad debt and, therefore, was recorded as bad debt for the Year ended June 30, 2014. The remaining $100,000 was reflected as a bad debt during the quarter ended September 30, 2014.

During the quarter ended September 30, 2015, we incurred interest expenses of $674 compared to $0 incurred during the quarter ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended September 30, 2015

As of September 30, 2015, our current assets were $0 and our current liabilities were $166,064, which resulted in a working capital deficit of $166,064. As of September 30, 2015, current assets were comprised of $0 in cash and cash equivalents. As of September 30, 2015, current liabilities were comprised of $105,524 due to related parties and $6,640 in accounts payable and accrued expenses and notes payable related party $53,900. As of September 30, 2014, our current assets were $26 and our current liabilities were $150,015, which resulted in a working capital deficit of $149,989. As of June 30, 2015, current assets were comprised of $26 in cash and cash equivalents. As of June 30, 2015, current liabilities were comprised of $89,850 due to related parties and $6,265 in accounts payable and accrued expenses and notes payable related party $53,900.

As of September 30, 2015, and 2014, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the three months ended September 30, 2015, net cash flows used in operating activities was $(26) compared to net cash provided by operating activity of $39 for the same period in 2014.

Cash Flows from Investing Activities

For the three months ended September 30, 2015 and September 30, 2014, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the three months ended September 30, 2015 and 2014, net cash flows from financing activities was $0.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2014, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095 of which As of September 30, 2015 this note has been either converted to stock or paid in full. The note payable accrued interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable, however as of September 30, 2015, the Shares have yet to be issued.

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

RESULTS OF OPERATION

Quarter Ended December 31, 2015 Compared to Quarter Ended December 31, 2014

Our net loss for the quarter ended December 31, 2015 was ($35,630) compared to a net loss of ($70,447) during the quarter ended December 31, 2014. The decrease in net loss was mainly due to the decrease in management and consulting fees. During the quarters ended December 31, 2015 and December 31, 2014, we did not generate any revenue.

During the quarter ended December 31, 2015, we incurred operating expenses of $34,956 compared to $69,044 incurred during the quarter ended December 31, 2014. The decrease in net loss was mainly due to the decrease in management and consulting fees.

During the quarter ended December 31, 2015, we incurred interest expenses of $674 compared to $1,403 incurred during the quarter ended December 30, 2014.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Our net loss for the six months ended December 31, 2015 was ($69,705) compared to a net loss of ($201,406) during the six months ended December 31, 2014. This decrease was mainly due to the Bad debt expense incurred and increase in Management and consulting expense in the six months ended December 31, 2014. During the six months ended December 31, 2015 and December 31, 2014, we did not generate any revenue.

During the six months ended December 31, 2015, we incurred operating expenses of $68,357 compared to $200,003 incurred during the six months ended December 31, 2014. The decrease in operating expenses was primarily attributable to the $100,000 of bad debts during the six months ended December 31, 2014. We had advanced $100,000 to Kerr in May 2014 and a further $100,000 to Kerr in July 2014. Kerr subsequently ceased business operations. Therefore, at June 30, 2014, the original $100,000 was determined to be a bad debt and, therefore, was recorded as bad debt for the year ended June 30, 2014. The remaining $100,000 was reflected as a bad debt during the six months ended December 31, 2014.

During the six months ended December 31, 2015, we incurred interest expenses of $1,348 compared to $1,403 incurred during the six months ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended December 31, 2015

As of December 31, 2015, our current assets were $0 and our current liabilities were $183,694, which resulted in a working capital deficit of $183,694. As of December 31, 2015, current assets were comprised of $0 in cash and cash equivalents. As of December 31, 2015, current liabilities were comprised of $121,199 due to related parties and $8,595 in accounts payable and accrued expenses and $53,900 in notes payable related party. As of June 30, 2015, our current assets were $26 and our current liabilities were $150,015, which resulted in a working capital deficit of $149,989. As of June 30, 2015, current assets were comprised of $26 in cash and cash equivalents. As of June 30, 2015, current liabilities were comprised of $89,850 due to related parties and $6,265 in trade accounts payable and accrued expenses and $53,900 in notes payable related party.

As of December 31, 2015, and June 30, 2015 our total liabilities were entirely of current liabilities.

Cash Flows from Operating Activities

For the six months ended December 31, 2015, net cash flows used in operating activities was $(26) compared to net cash used in operating activity of $(103,837) for the same period in 2014.

Cash Flows from Investing Activities

For the six months ended December 31, 2015 and December 31, 2014, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the six months ended December 31, 2015 and 2014, net cash flows from financing activities was $0 and $103,905 respectively.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2014, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095 of which As of December 31, 2014 this note has been either converted to stock or paid in full. The note payable accrued interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable, however as of December 31, 2015, the Shares have yet to be issued.

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

RESULTS OF OPERATION

Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015

Our net loss for the quarter ended March 31, 2016 was ($35,592) compared to a net loss of ($35,553) during the quarter ended March 31, 2015. During the quarters ended March 31, 2016 and March 31, 2015, we did not generate any revenue.

During the quarter ended March 31, 2016, we incurred operating expenses of $34,918 compared to $34,879 incurred during the quarter ended March 31, 2015.

During the quarter ended March 31, 2016, we incurred interest expenses of $674 compared to $674 incurred during the quarter ended March 31, 2015.

Nine months Ended March 31, 2016 Compared to Nine months Ended March 31, 2015

Our net loss for the nine months ended March 31, 2016 was ($105,296) compared to a net loss of ($236,959) during the nine months ended March 31, 2015. This decrease was mainly due to the Bad debt expense incurred and increase in Management and consulting expense in the nine months ended March 31, 2015. During the quarters and nine months ended March 31, 2016 and March 31, 2015, we did not generate any revenue.

During the nine months ended March 31, 2016, we incurred operating expenses of $103,274 compared to $234,882 incurred during the nine months ended March 31, 2015. The decrease in operating expenses was primarily attributable to the $100,000 of bad debt expense incurred during the nine months ended March 31, 2015 and the decrease in management and consulting expense. We had advanced $100,000 to Kerr in May 2014 and a further $100,000 to Kerr in July 2014. Kerr subsequently ceased business operations. Therefore, at June 30, 2014, the original $100,000 was determined to be a bad debt and, therefore, was recorded as bad debt for the year ended June 30, 2014. The remaining $100,000 was reflected as a bad debt during the nine months ended March 31, 2015.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of March 31, 2016, the shares were unissued and recorded as shares to be issued. We did incur management fees of $45,000 for the nine months ended March 31, 2016 compared to $95,900 to outside consultants during the nine months ended March 31, 2015 to locate and vet potential acquisition candidates.

LIQUIDITY AND CAPITAL RESOURCES

Nine months Ended March 31, 2016

As of March 31, 2016, our current assets were $0 and our current liabilities were $201,286, which resulted in a working capital deficit of $201,286. As of March 31, 2016, current assets were comprised of $0 in cash and cash equivalents. As of March 31, 2016, current liabilities were comprised of $136,873 due to related parties, Notes payable to related parties of $53,900 and $10,513 in accounts payable and accrued expenses. As of June 30, 2015, our current assets were $26 and our current liabilities were $150,015, which resulted in a working capital deficit of $149,989. As of June 30, 2015, current assets were comprised of $26 in cash and cash equivalents. As of June 30, 2015, current liabilities were comprised of $89,850 due to related parties $6,265 in trade accounts payable and accrued expenses and notes payable related party and notes payable related parties of $53,900.

As of March 31, 2016, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the nine months ended March 31, 2016, net cash flows used in operating activities was $(26) compared to net cash used in operating activity of $(103,867) for the same period in 2015.

Cash Flows from Investing Activities

For the nine months ended March 31, 2016 and March 31, 2015, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the nine months ended March 31, 2016, net cash flows from financing activities was $0. For the nine months ended March 31, 2015 net cash flows used in financing activities was $103,900.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2016, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095. As of March 31, 2016, this note has been either converted to stock or paid. The note payable accrues interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable, however as of March 31, 2016, the Shares have yet to be issued.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

GOING CONCERN

The independent auditors’ report accompanying our June 30, 2016 and June 30, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trex Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trex Acquisition Corp. (“the Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, history of net operating losses, and has not commenced operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2018. Spokane, Washington January 18, 2021

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash	$-	$26
TOTAL CURRENT ASSETS	-	26

Prepaid consulting	162,000	234,000
TOTAL ASSETS	$162,000	$234,026

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$12,610	$6,265
Due to Related Party	152,546	89,850
Notes Payable Related Party	53,900	53,900
TOTAL CURRENT LIABILITIES	219,056	150,015
TOTAL LIABILITIES	219,056	150,015

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,046 issued and outstanding as of June 30, 2016 and June 30, 2015 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,058,174	1,058,174
Accumulated deficit	(1,931,329)	(1,790,262)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(57,056)	84,011
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$162,000	$234,026

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30,

	2016	2015
REVENUE	$-	$-

EXPENSES
Transfer Agent and Filing Fees	6,345	9,598
Professional Fees	-	20,203
Shares to be issued for services	72,000	36,000
Management and Consulting Fees	60,000	113,900
Administration Fees	26	232
Bad Debt	-	100,000
TOTAL EXPENSES	138,371	279,933

Loss from Operations	(138,371)	(279,933)

Interest Expense	(2,696)	(2,750)
LOSS BEFORE TAXES	(141,067)	(282,683)
Provision for Income Taxes	-	-
NET LOSS	$(141,067)	$(282,683)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(1.37)	$(2.74)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,046	103,046

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
as of June 30, 2016 and 2015

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance, June 30, 2014	103,046	$103	$712,244	$-	$(1,507,579)	$(795,232)

Shares to be issued for debt conversion				691,926		691,926
Shares to be issued for compensation				270,000		270,000
Shares and warrants issued for cash			103,752	96,248		200,000
Net Loss					(282,683)	(282,683)
Balance, June 30, 2015	103,046	103	815,996	1,058,174	(1,790,262)	84,011

Net Loss					(141,067)	(141,067)
Balance, June 30, 2016	103,046	$103	$815,996	$1,058,174	$(1,931,329)	$(57,056)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30,

	2016	2015
OPERATING ACTIVITIES
Net Income (Loss)	$(141,067)	$(282,683)
Bad debt write off	-	100,000
Shares to be issued for services	72,000	36,000
Change in Related Party Advances	62,696	39,853
Change Accounts Payable and Accrued Expenses	6,345	2,893
Net Cash Used by Operating Activities	(26)	(103,937)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions		50,000
Proceeds from notes payable related party	-	53,900
Net cash provided by financing activities	-	103,900
NET INCREASE (DECREASE) IN CASH	(26)	(37)

CASH AT BEGINNING OF PERIOD	26	63

CASH AT END OF PERIOD	$-	$26

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Note issued in exchange for amount advanced to potential merger Candidate	$-	$100,000
Conversion of Notes payable	$-	$691,926
Stock/warrants issued for payments made by others in which cash was never received	$-	$150,000
Shares to be issued for services	$-	$270,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

As of June 30, 2016, the Company consists of itself and its 100% owned subsidiary Sync2 Networks International Ltd.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Determination of Bad Debts

The Company’s policy is to analyze the collectability of Accounts and Notes Receivable on a monthly basis to determine whether any allowance for doubtful accounts is necessary. Once the allowance has been determined the offset is booked to bad debt expense and subsequently if the account is deemed to be a bad debt, it is written off the e allowance for doubtful accounts.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2016.

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

Stock based compensation

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since June 30, 2016 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

Net deferred tax assets consist of the following components as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Deferred Tax Assets – Non-current:

Net Operating Loss Carryover	$405,579	$375,955
Pay Payroll Accrual	-	-
Less: valuation allowance	(405,579)	(375,955)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, 2016 and 2015 due to the following:

	2016	2015

Book Income	$(141,067)	$(282,683)
Meals and Entertainment	-	-
Stock for Services	-	-
Accrued Payroll	-	-
Valuation allowance	141,067	(282,683)
	$-	$-

At June 30, 2016, the Company had net operating losses of $405,579 that may be offset against future taxable income from the year 2016 to 2036. No tax benefit has been reported in the June 30, 2016 and 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

There were 1,835,835 potentially dilutive shares outstanding as of June 30, 2016 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had 450,000 in shares to be issued for services that were unissued at June 30, 2016. We also had outstanding warrants that could convert into 377,000 shares of common stock as of June 30, 2016. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,931,329 and a working capital deficit of $219,056 as of June 30, 2016.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. This note is currently in default. As of June 30, 2016, the accrued interest on this note was $3,491.

On June 24, 2014, the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. This note is currently in default. As of June 30, 2016, the accrued interest on this note was $1,954.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $60,000 for the years ended June 30, 2015 and June 30, 2016. These amounts were unpaid at June 30, 2016.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2016, the shares were unissued and recorded as shares to be issued. For the years ended June 30, 2016 and 2015 the company amortized and expensed $72,000 and $36,000 respectively.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the year ended June 30, 2016, the Company incurred management fees to related parties of $60,000.

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

For the years ended June 30, 2016 and 2015 the company amortized and expensed $72,000 and $36,000 respectively.

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

As of the filing date of this annual report, 189,500 A warrants have expired leaving only 125,000 A Warrants and 62,500 B Warrants remaining effective since the Company has yet to consummate a merger.

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2014		189,500	$0.80	189,500	$0.80	3.00
Additions	Granted	187,500	$0.80	187,500	$0.80	3.67
Expired	Expired	-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2015		377,000	$0.75	377,000	$0.75	2.66
Additions	Granted	-	-	-	-
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding March 31, 2016		377,000	$0.75	377,000	$0.75	1.66

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

September 30, 2015

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
	September 30, 2015	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash	$-	$26
TOTAL CURRENT ASSETS	-	26

Prepaid consulting	216,000	234,000
TOTAL ASSETS	$216,000	$234,026

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$6,640	$6,265
Due to Related Party	105,524	89,850
Notes payable related party	53,900	53,900
TOTAL CURRENT LIABILITIES	166,064	150,015
TOTAL LIABILITIES	166,064	150,015

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,046 issued and outstanding as of September 30, 2015 and June 30, 2015 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,058,174	1,058,174
Accumulated deficit	(1,824,337)	(1,790,262)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	49,936	84,011
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$216,000	$234,026

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30,
(Un-audited)

	2015	2014
REVENUE	$-	$-

EXPENSES
Transfer Agent and Filing Fees	375	4,370
Professional Fees	26	11,500
Shares to be issued for services	18,000	-
Management and Consulting Fees	15,000	15,000
Administration Fees	-	89
Bad Debt	-	100,000
TOTAL EXPENSES	33,401	130,959

Loss from Operations	(33,401)	(130,959)

Interest Expense	(674)	-
LOSS BEFORE TAXES	(34,075)	(130,959)
Provision for Income Taxes	-	-
NET LOSS	$(34,075)	$(130,959)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.33)	$(1.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
as of September 30, 2015
(Un-audited)

	Common Stock		Additional Paid	Shares to be	Accumulated
	Shares	Amount	in Capital	issued	Deficit	TOTAL

Balance, June 30, 2014	103,073	$103	$712,244	$-	$(1,507,579)	$(795,232)

Shares to be issued				691,926		$691,926
Net Loss					(130,959)	(130,959)
Balance, September 30, 2014	103,073	103	712,244	691,926	(1,638,538)	(234,265)

Shares to be issued				96,248		96,248
Allocation of warrants			103,752			103,752
Net Loss					(70,447)	(70,447)
Balance, December 31, 2014	103,073	103	815,996	788,174	(1,708,985)	(104,712)

Shares to be issued				270,000		270,000
Net Loss					(36,300)	(36,300)
Balance, March 31, 2015	103,073	103	815,996	1,058,174	(1,745,285)	128,988

Net Loss					(44,977)	(44,977)
Balance, June 30, 2015	103,073	103	815,996	1,058,174	(1,790,262)	84,011

Net Loss					(34,075)	(34,075)
Balance, September 30, 2015	103,073	$103	$815,996	$1,058,174	$(1,824,337)	$49,936

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30,
(Un-audited)

	2015	2014
OPERATING ACTIVITIES
Net Income (Loss)	$(34,075)	$(130,959)
Bad debt writeoff	-	100,000
Shares to be issued for services	18,000	-
Change in Related Party Advances	15,674	28,500
Change Accounts Payable and Accrued Expenses	375	2,498
Net Cash Used by Operating Activities	(26)	39

FINANCING ACTIVITIES:
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	(26)	39

CASH AT BEGINNING OF PERIOD	26	63

CASH AT END OF PERIOD	$-	$102

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Note issued in exchange for amount advanced to potential merger Candidate	$-	$100,000
Conversion of Notes payable	$-	$691,926

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statement should be read in conjunction with a reading of the financial statements and notes there included in our annual report on form 10k for the fiscal year end June 30, 2015, as filed with the US Securities and Exchange Commission.”

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2015.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2015 or June 30, 2015.

Stock based compensations

The Company accounts for stock-based compensation in accordance with ASC Section 718 Compensation – Stock Compensation. Under the fair value recognition provisions of ASC 718 stock based compensation is measured at the grant date based on the fair value of the award and is recognized as expensed ratably over the requisite service period/vesting period.

The company accounts for its no-employee stock-based compensation in accordance with ASC Section 505 Equity Based Payments to Non-Employees. Under the fair value recognition provisions of ASC 505, stock based compensation cost is measured at the earlier of the purchase commitment or performance completions, based on the fair value of the award, and is recognized as expense as purchase commitment is settled.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since September 30, 2015 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were 1,835,835 potentially dilutive shares outstanding as of September 30, 2015 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had shares to be issued for consulting that were unissued as of September 30, 2015. We also had outstanding warrants that could convert into 377,000 shares of common stock as of September 30, 2015. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,824,337 and a working capital deficit of $166,064 as of September 30, 2015.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014, the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of September 30, 2015, the outstanding accrued interest was $2,196.

On June 24, 2014, the company entered into an unsecured promissory note with Squardron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of September 30, 2015, the outstanding accrued interest was $1,229.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended September 30, 2015. These amounts were unpaid as of September 30, 2015.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended September 30, 2015, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000. In addition, a related party advanced $100,000 directly to Kerr as part of the potential merger agreement (See Note 5). During the year ended June 30, 2014, the Company was advanced $37,700 to pay for operations by certain related parties. Certain of these advances were converted into stock to be issued on September 14, 2014 as part of the Boardwalk note conversion.

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

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the three months ended September 30, 2016 and 2015 we expensed $10,500 and $0 respectively.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the three months ended September 30, 2016 and 2015 we expensed $7,500 and $0 respectively.

NOTE 7 – WARRANTS

On May 3, 2014, it was resolved that TREX Acquisition Corp. shall offer 125,000 Units of its securities at a price of $.80 per Unit. Each Unit shall consists of One (1) share of common stock, and a combination of Series A Warrants ( which may be exercised within three (3) years) and Series B Warrants exercised within five (5) years.

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

As of the filing date of this annual report, 189,500 A warrants have expired; only 125,000 A Warrants and 62,500 B Warrants remain effective since the Company has yet to consummate a merger.

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2014		189,500	$0.80	189,500	$0.80	3.00
Additions	Granted	187,500	$0.80	187,500	$0.80	3.67
Expired	Expired	-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2015		377,000	$0.75	377,000	$0.75	2.66
Additions	Granted	-	-	-	-
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding September 30, 2015		377,000	$0.75	377,000	$0.75	2.41

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

December 31, 2015

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
	December 31, 2015	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash	$-	$26
TOTAL CURRENT ASSETS	-	26

Prepaid consulting	198,000	234,000
TOTAL ASSETS	$198,000	$234,026

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$8,595	$6,265
Due to Related Party	121,199	89,850
Notes payable related party	53,900	53,900
TOTAL CURRENT LIABILITIES	183,694	150,015
TOTAL LIABILITIES	183,694	150,015

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,073 issued and outstanding as of December 31, 2015 and June 30, 2015 respectively	103	103
Additional Paid in Capital	815,996	815,996
Shares to be issued	1,058,174	1,058,174
Accumulated deficit	(1,859,967)	(1,790,262)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	14,306	84,011
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$198,000	$234,026

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended December 31,
(Un-audited)

	Three months ended		Six months ended
	2015	2014	2015	2014
REVENUE	$-	$-	$-	$-

EXPENSES
Transfer Agent and Filing Fees	1,956	1,609	2,331	5,979
Professional Fees	-	(1,500)	26	10,000
Shares to be issued for services	18,000	-	36,000	-
Management and Consulting Fees	15,000	68,900	30,000	83,900
Administration Fees	-	35	-	124
Bad Debt	-	-	-	100,000
TOTAL EXPENSES	34,956	69,044	68,357	200,003

Loss from Operations	(34,956)	(69,044)	(68,357)	(200,003)

Interest Expense	(674)	(1,403)	(1,348)	(1,403)
LOSS BEFORE TAXES	(35,630)	(70,447)	(69,705)	(201,406)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(35,630)	$(70,447)	$(69,705)	$(201,406)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.35)	$(0.68)	$(0.68)	$(1.95)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of December 31, 2015
(Un-audited)

	Common Stock		Additional Paid	Shares to be	Accumulated
	Shares	Amount	in Capital	issued	Deficit	TOTAL

Balance, June 30, 2014	103,073	$103	$712,244	$-	$(1,507,579)	$(795,232)

Shares to be issued				691,926		$691,926
Net Loss					(130,959)	(130,959)
Balance, September 30, 2014	103,073	103	712,244	691,926	(1,638,538)	(234,265)

Shares to be issued				96,248		96,248
Allocation of warrants			103,752			103,752
Net Loss					(70,447)	(70,447)
Balance, December 31, 2014	103,073	103	815,996	788,174	(1,708,985)	(104,712)

Shares to be issued				270,000		270,000
Net Loss					(36,300)	(36,300)
Balance, March 31, 2015	103,073	103	815,996	1,058,174	(1,745,285)	128,988

Net Loss					(44,977)	(44,977)
Balance, June 30, 2015	103,073	103	815,996	1,058,174	(1,790,262)	84,011

Net Loss					(34,075)	(34,075)
Balance, September 30, 2015	103,073	103	815,996	1,058,174	(1,824,337)	49,936

Net Loss					(35,630)	(35,630)
Balance, December 31, 2015	103,073	$103	$815,996	$1,058,174	$(1,859,967)	$14,306

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31,
(Un-audited)

	2015	2014
OPERATING ACTIVITIES
Net Income (Loss)	$(69,705)	$(201,406)
Bad debt writeoff	-	100,000
Shares to be issued for services	36,000	-
Change in Related Party Advances	31,349	(4,905)
Change Accounts Payable and Accrued Expenses	2,330	2,474
Net Cash Used by Operating Activities	(26)	(103,837)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions		50,000
Proceeds from notes payable related party	-	53,905
Net cash provided by financing activities	-	103,905
NET INCREASE (DECREASE) IN CASH	(26)	68

CASH AT BEGINNING OF PERIOD	26	63

CASH AT END OF PERIOD	$-	$131

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Note issued in exchange for amount advanced to potential merger Candidate	$-	$100,000
Conversion of Notes payable	$-	$691,926

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statement should be read in conjunction with a reading of the financial statements and notes there included in our annual report on form 10k for the fiscal year end June 30, 2016, as filed with this form 10K.”

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015.

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

The company accounts for its no-employee stock-based compensation in accordance with ASC Section 505 Equity Based Payments to Non-Employees. Under the fair value recognition provisions of ASC 505, stock based compensation cost is measured at the earlier of the purchase commitment or performance completions, based on the fair value of the award, and is recognized as expense as purchase commitment is settled.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since December 31, 2015 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were 1,835,835 potentially dilutive shares outstanding as of December 31, 2015 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had shares to be issued for consulting that were unissued as of December 31, 2015. We also had outstanding warrants that could convert into 377,000 shares of common stock as of December 31, 2015. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,859,967 and a working capital deficit of $183,694 at December 31, 2015.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of December 31, 2015, the outstanding accrued interest was $2,628.

On June 24, 2014 the company entered into an unsecured promissory note with Squardron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of December 31, 2015, the outstanding accrued interest was $1,229.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended December 31, 2015 and $30,000 for the six months ended December 31, 2015. These amounts were unpaid at the end of the quarter and six months ended December 31, 2015.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended December 31, 2015, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000. During the six months ended December 31, 2015, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $30,000. In addition, a related party advanced $100,000 directly to Kerr as part of the potential merger agreement (See Note 5). During the year ended June 30, 2014, the Company was advanced $37,700 to pay for operations by certain related parties. Certain of these advances were converted into stock to be issued on September 14, 2014 as part of the Boardwalk note conversion.

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

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the six months ended December 30, 2016 and 2015 we expensed $21,000 and $0 respectively.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the six months ended December 30, 2016 and 2015 we expensed $15,000 and $0 respectively.

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

As of the filing date of this annual report, 189,500 A warrants have expired; only 125,000 A Warrants and 62,500 B Warrants remain effective since the Company has yet to consummate a merger.

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2014		189,500	$0.80	189,500	$0.80	3.00
Additions	Granted	187,500	$0.80	187,500	$0.80	3.67
Expired	Expired	-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2015		377,000	$0.75	377,000	$0.75	2.66
Additions	Granted	-	-	-	-
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding December 31, 2015		377,000	$0.75	377,000	$0.75	2.16

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

March 31, 2016

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	June 30, 2015
ASSETS
CURRENT ASSETS:	(Un-audited)
Cash	$-	$26
TOTAL CURRENT ASSETS	-	26

Prepaid consulting	180,000	234,000
TOTAL ASSETS	$180,000	$234,026

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$10,513	$6,265
Due to Related Party	136,873	89,850
	53,900	53,900
TOTAL CURRENT LIABILITIES	201,286	150,015
TOTAL LIABILITIES	201,286	150,015

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,073 issued and outstanding as of March 31, 2016 and June 30, 2015 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,058,174	1,058,174
Accumulated deficit	(1,895,559)	(1,790,262)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(21,286)	84,011
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$180,000	$234,026

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended March 31,
(Un-audited)

	Three months ended		nine months ended
	2016	2015	2016	2015
REVENUE	$-	$-	$-	$-

EXPENSES
Transfer Agent and Filing Fees	1,918	1,844	4,248	7,820
Professional Fees	-	-	26	13,000
Shares to be issued for services	18,000	18,000	54,000	18,000
Management and Consulting Fees	15,000	15,000	45,000	95,900
Administration Fees	-	35	-	162
Bad Debt	-	-	-	100,000
TOTAL EXPENSES	34,918	34,879	103,274	234,882

Loss from Operations	(34,918)	(34,879)	(103,274)	(234,882)

Interest Expense	(674)	(674)	(2,022)	(2,077)
LOSS BEFORE TAXES	(35,592)	(35,553)	(105,296)	(236,959)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(35,592)	$(35,553)	$(105,296)	$(236,959)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.35)	$(0.35)	$(1.02)	$(2.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,046	103,046	103,046	103,046

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of March 31, 2016
(Un-audited)

	Common Stock		Additional Paid	Shares to be	Accumulated
	Shares	Amount	in Capital	issued	Deficit	TOTAL

Balance, June 30, 2014	103,046	$103	$712,244	$-	$(1,507,579)	$(795,232)

Shares to be issued				691,926		$691,926
Net Loss					(130,959)	(130,959)
Balance, September 30, 2014	103,046	103	712,244	691,926	(1,638,538)	(234,265)

Shares to be issued				96,248		96,248
Allocation of warrants			103,752			103,752
Net Loss					(70,447)	(70,447)
Balance, December 31, 2014	103,046	103	815,996	788,174	(1,708,985)	(104,712)

Shares to be issued				270,000		270,000
Net Loss					(35,553)	(35,553)
Balance, March 31, 2015	103,046	103	815,996	1,058,174	(1,744,538)	129,735

Net Loss					(45,725)	(45,725)
Balance, June 30, 2015	103,046	103	815,996	1,058,174	(1,790,263)	84,010

Net Loss					(34,075)	(34,075)
Balance, September 30, 2015	103,046	103	815,996	1,058,174	(1,824,338)	49,935

Net Loss					(35,630)	(35,630)
Balance, Decmber 31, 2015	103,046	103	815,996	1,058,174	(1,859,968)	14,305

Net Loss					(35,592)	(35,592)
Balance, March 31, 2016	103,046	$103	$815,996	$1,058,174	$(1,895,560)	$(21,287)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31,
(Un-audited)

	2016	2015
OPERATING ACTIVITIES
Net Income (Loss)	$(105,296)	$(236,959)
Bad debt writeoff	-	100,000
Shares to be issued for services	54,000	18,000
Change in Related Party Advances	47,023	14,677
Change Accounts Payable and Accrued Expenses	4,247	415
Net Cash Used by Operating Activities	(26)	(103,867)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions		50,000
Proceeds from notes payable related party	-	53,900
Net cash provided by financing activities	-	103,900
NET INCREASE (DECREASE) IN CASH	(26)	33

CASH AT BEGINNING OF PERIOD	26	63

CASH AT END OF PERIOD	$-	$96

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Note issued in exchange for amount advanced to potential merger Candidate	$-	$100,000
Conversion of Notes payable	$-	$691,926
Stock/warrants issued for payments made by others in which cash was never received	$-	$150,000
Shares to be issued for services	$-	$270,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2016

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Determination of Bad Debts

The Company’s policy is to analyze the collectability of Accounts and Notes Receivable on a monthly basis to determine whether any allowance for doubtful accounts is necessary. . Once the allowance has been determined the offset is booked to bad debt expense and subsequently if the account is deemed to be a bad debt, it is written off the allowance for doubtful accounts.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2016.

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

The company accounts for its no-employee stock-based compensation in accordance with ASC Section 505 Equity Based Payments to Non-Employees. Under the fair value recognition provisions of ASC 505, stock based compensation cost is measured at the earlier of the purchase commitment or performance completions, based on the fair value of the award, and is recognized as expense as purchase commitment is settled.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since March 31, 2016 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were 1,835,835 potentially dilutive shares outstanding as of March 31, 2016 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had 450,000 of shares to be issued for compensation that were unissued as of March 31, 2016. We also had outstanding warrants that could convert into 377,000 shares of common stock as of March 31, 2016. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,895,559 and a working capital deficit of $201,286 as of March 31, 2016.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of March 31, 2016, the accrued interest on this note was $3,059.

On June 24, 2014 the company entered into an unsecured promissory note with Squardron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. . As of March 31, 2016, the accrued interest on this note was $1,471.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended March 31, 2016 and $45,000 for the nine months ended March 31, 2016. These amounts were unpaid at the end of the quarter and nine months ended March 31, 2016.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended March 31, 2016, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000. During the nine months ended March 31, 2016, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $30,000. In addition, a related party advanced $100,000 directly to Kerr as part of the potential merger agreement (See Note 5). During the year ended June 30, 2014, the Company was advanced $37,700 to pay for operations by certain related parties. Certain of these advances were converted into stock to be issued on September 14, 2014 as part of the Boardwalk note conversion.

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

As of the filing date of this annual report, 189,500 A Warrants have expired; only 125,000 A Warrants and the 62,500 B Warrants remain effective since the Company has yet to consummate a merger.

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2014		189,500	$0.80	189,500	$0.80	3.00
Additions	Granted	187,500	$0.80	187,500	$0.80	3.67
Expired	Expired	-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2015		377,000	$0.75	377,000	$0.75	2.66
Additions	Granted	-	-	-	-
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding March 31, 2016		377,000	$0.75	377,000	$0.75	1.91

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

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2016, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position

Frank Horkey	66	President/Chief Executive Officer, Secretary and Chief Financial Officer Director

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

Summary Compensation Table

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Warren Gilbert,	2013	0	0	0	0	0	0	0	0
President/Secretary/Treasurer/CFO

Frank Horkey, Note 1)	2015-2016	0	0	0	0	0	0	0	0
President/Secretary/Treasurer/CFO

Note 1) On January 1, 2015, the company entered into a management agreement for a period of 2 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2016, these shares remained unissued.

OUTSTANDING EQUITY AWARDS

We do not have any effective stock option or other equity award plans. Therefore, as of June 30, 2016, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal years ended June 30, 2016 and June 30, 2015:

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

On January 21,2020, Frank Horkey Pres/CEO, Secretary CFO and sole director was issued 350,000 shares of the Company’s common stock pursuant to a certain Management Agreement dated January 1, 2015. Mr. Horkey has no options to purchase any stock.

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

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2016 the shares were unissued and recorded as shares to be issued

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2016 and June 30, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $10,000, respectively.

Other Audit Fees

For the fiscal years ended June 30, 2016 and June 30, 2015, there were no fees billed for other audit fees.

Tax Fees

For the fiscal years ended June 30, 2016 and June 30, 2015, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

TREX Acquisition Corp. a Nevada corporation

January 25, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

January 25, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

January 25, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

