Form 10-K
period 2017-06-30
Trex Acquisition Corp.
filed 2021-02-19
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

As of February 19, 2021, there were 13,589,581 shares of the issuer’s common stock issued and outstanding (par value$.001).

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

This comprehensive annual report on Form 10-K (the “Super 10-K”) includes the Company’s financial statements for the fiscal year ending 2017. In order to bring the Company’s filings current in an expeditious manner, the Company shall file similar Super 10-K reports for the fiscal years ending, June 30, 2018, June 30, 2019 and June 30, 2020. The Company became delinquent in its filings primarily due to financial circumstances directly related to the failure of its core operating business. Since fiscal year ending June 30, 2014 until the date of this filing, the Company has not maintained an operating business from which it could draw the financial resources to retain and compensate the required professionals needed to maintain compliance. Each Super 10-K for a given fiscal year contains all required information and disclosures to shareholders that each quarterly and annual report would normally have provided had such quarterly and annual report had been filed timely. In the interest of complete disclosure, the Company has included current information in this annual report for all material events and developments that have taken place since June 30, 2014 through the filing date of this annual report.

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

CURRENT BUSINESS OPERATIONS

For the fiscal year ending June 30, 2017 , the Company did not have any material business operations. From the period covered in this filing until the date of this filing, the Company has not had any material business operations.

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

In July 2014, in anticipation of the closing of the reverse merger transaction, a related party advanced, on behalf of the Company, $100,000 to Kerr (the “July 2014 Advance”). The July 2014 Advance is in addition to the $100,000 advanced by the same related party in May 2014 (the “May 2014 Advance”). The Kerr acquisition was ultimately not concluded, and the Company could not recover the $200,000 in funds reflected in the May 2014 Advance and the July 2014 Advance. As a result, the Company had written-off both advances totaling $200,000 ($100,000 in the year ending June 30, 2014 and $100,000 during the quarter ended September 30, 2015); specifically accounting for the May 2014 Advance during the Company’s fiscal year ending June 30, 2014 and the July 2014 Advance during the Company’s quarter ended September 30, 2015.

As of September 30, 2015, the 2014 Term Sheet with Kerr is no longer in effect, no Merger Vehicles had been established, and the Kerr acquisition was never consummated.

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

Quarter Ended	High Bid	Low Bid
June 30, 2017	.10	.07
March 31, 2017	.10	.07
December 31, 2016	10	.07
September 30, 2016	.10	.07
June 30, 2016	.10	.07
March 31, 2016	1.00	.60
December 31, 2015	1.00	.60
September 30, 2015	1.00	.60

HOLDERS

As of June 30, 2017, the number of stockholders of record is 35. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended June 30, 2017, the Company did not issue any shares of common stock related to the previously described private placement and Consulting Agreements or the debt conversion discussed below.

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

On May 14, 2014, the company entered into a subscription agreement for 157,500 units at $.80 per share for a total of $125,000. Each unit consists of 1 share of common stock and one Series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2017.

On May 14, 2014, the company entered into a subscription agreement for 32,000 units at $.80 per share for a total of $25,000. Each unit consists of 1 share of common stock and one series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2017.

On July 14, 2014, the company entered into a subscription agreement for 62,500 units at $.80 per share for a total of $50,000. Each unit consists of 1 share of common stock, two series A warrants for each to purchase one share of common stock at $.65 per share and one series B warrant to purchase one share of common stock at $.80. Each series A warrant expires three years from the date of issuance and each series B warrant expires 5 years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2017.

On September 21, 2015 Boardwalk assignees agreed to convert $691,927 in related party debt into 1,835,835 shares of the company’s common Stock.

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

These shares were issued on January 21, 2020, but accounted for in the shares to be issued on June 30, 2017.

On January 1, 2015, the company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the stock price at that time was $.60. These shares are unissued and accounted for in the shares to be issued on June 30, 2017.

No new shares have been issued as of June 30, 2017. No Assignee or other subsequent assignee holds in the aggregate shares exceeding 4.99% of the total issued and outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2017, we had no equity compensation plans which authorized an issuance of our equity securities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended June 30, 2017 and June 30, 2016 together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors.” Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Year Ended June 30, 2017 Compared to Year Ended June 30, 2016

Our net loss for the year ended June 30, 2017 was ($123,294) compared to a net loss of ($141,067) during the year ended June 30, 2016. The decrease in net loss was mainly due to the decrease in filing. During the years ended June 30, 2017 and June 30, 2016, we did not generate any revenue.

During the year ended June 30, 2017, we incurred operating expenses of $120,598 compared to $138,371incurred during the year ended June 30, 2016. The decrease in operating expenses was mainly due to the decrease in filing fees.

During the year ended June 30, 2017, we incurred interest expenses of $2,696, compared to $2,696 incurred during the year ended June 30, 2016.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. For the year ended June 30, 2017, we expensed $42,000 in consulting expense for Mr. Horkey They were valued on the date of the agreement and the stock price at that time was $.60.

Therefore, our net loss and loss per share during the year ended June 30, 2017 was ($123,294) compare to a net loss for year ended June 30, 2016 of ($141,067).

LIQUIDITY AND CAPITAL RESOURCES

Year Ended June 30, 2017

As of June 30, 2017, our current assets were $0 and our current liabilities were $285,350, which resulted in a working capital deficit of $285,350.

As of June 30, 2017, our total liabilities were $285,350 comprised entirely of current liabilities. The increase in liabilities during the year ended June 30, 2017 from the year ended June 30, 2016 was primarily due to increase in amounts due to other related parties and Management Fees.

Cash Flows from Operating Activities

For the year ended June 30, 2017, net cash flows used in operating activities was $(0) compared to net cash used in operating activity of $(26) for the same period in 2016.

Cash Flows from Investing Activities

For the year ended June 30, 2017 and June 30, 2016, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the year ended June 30, 2017, net cash flows from financing activities was $0. For the year ended June 30, 2016, net cash flows provided by financing activities was $0.

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

RESULTS OF OPERATION

Quarter Ended September 30, 2016 Compared to Quarter Ended September 30, 2015

Our net loss for the quarter ended September 30, 2016 was ($34,692) compared to a net loss of ($34,075) during the quarter ended September 30, 2015.

During the quarter ended September 30, 2016, we incurred operating expenses of $34,018 compared to $33,401 incurred during the quarter ended September 30, 2015. The increase in expenses was mainly due to an increase in transfer agent fees.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. For the three months ended September 30, 2016, we expensed $18,000 in consulting expense for Mr. Horkey They were valued on the date of the agreement and the stock price at that time was $.60.

During the quarter ended September 30, 2016, we incurred interest expenses of $674 compared to $674 incurred during the quarter ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended September 30, 2016

As of September 30, 2016, our current assets were $0 and our current liabilities were $235,748, which resulted in a working capital deficit of $235,748.

As of September 30, 2016, and 2015, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the three months ended September 30, 2016, net cash flows used in operating activities was $0 compared to net cash used in operating activity of $(26) for the same period in 2015.

Cash Flows from Investing Activities

For the three months ended September 30, 2016 and September 30, 2015, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the three months ended September 30, 2016 and 2015, net cash flows from financing activities was $0.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2014, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095 of which As of September 30, 2016 this note has been either converted to stock or paid in full. The note payable accrued interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable, however as of September 30, 2016, the Shares have yet to be issued.

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

RESULTS OF OPERATION

Quarter Ended December 31, 2016 Compared to Quarter Ended December 31, 2015

Our net loss for the quarter ended December 31, 2016 was ($34,856) compared to a net loss of ($35,630) during the quarter ended December 31, 2015. The decrease in net loss was mainly due to the decrease in filing fees.

During the quarter ended December 31, 2016, we incurred operating expenses of $34,182 compared to $34,956 incurred during the quarter ended December 31, 2015. The decrease in expenses was mainly due to the decrease in filing fees.

During the quarter ended December 31, 2016, we incurred interest expenses of $674 compared to $674 incurred during the quarter ended December 31, 2015.

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Our net loss for the six months ended December 31, 2016 was ($69,548) compared to a net loss of ($69,705) during the six months ended December 31, 2015. The decrease in net loss was mainly due to the decrease in filing fees.

During the six months ended December 31, 2016, we incurred operating expenses of $68,200 compared to $68,357 incurred during the six months ended December 31, 2015. The decrease in expenses was mainly due to the decrease in filing fees.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. For the six months ended December 31, 2016, we expensed $21,000 in consulting expense for Mr. Horkey They were valued on the date of the agreement and the stock price at that time was $.60.

During the six months ended December 31, 2016, we incurred interest expenses of $1,348 compared to $1,348 incurred during the six months ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended December 31, 2016

As of December 31, 2016, our current assets were $0 and our current liabilities were $252,604, which resulted in a working capital deficit of $252,604.

As of December 31, 2016, and June 30, 2016 our total liabilities were entirely of current liabilities.

Cash Flows from Operating Activities

For the six months ended December 31, 2016, net cash flows used in operating activities was $0 compared to net cash used in operating activity of $(26) for the same period in 2015.

Cash Flows from Investing Activities

For the six months ended December 31, 2016 and December 31, 2015, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the six months ended December 31, 2016 and 2015, net cash flows from financing activities was $0 and $0 respectively.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2014, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095 of which As of December 31, 2015 this note has been either converted to stock or paid in full. The note payable accrued interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable, however as of December 31, 2016, the Shares have yet to be issued.

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

RESULTS OF OPERATION

Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016

Our net loss for the quarter ended March 31, 2017 was ($26,710) compared to a net loss of ($35,592) during the quarter ended March 31, 2016. During the quarters ended March 31, 2017 and March 31, 2016, we did not generate any revenue. The decrease in net loss was mainly due to the decrease in filing fees.

During the quarter ended March 31, 2017, we incurred operating expenses of $33,536 compared to $34,918 incurred during the quarter ended March 31, 2016. The decrease in expenses was mainly due to the decrease in filing fees.

During the quarter ended March 31, 2017, we incurred interest expenses of $674 compared to $674 incurred during the quarter ended March 31, 2016.

Nine months Ended March 31, 2017 Compared to Nine months Ended March 31, 2016

Our net loss for the nine months ended March 31, 2017 was ($96,257) compared to a net loss of ($105,296) during the nine months ended March 31, 2016. During the nine months ended March 31, 2017 and March 31, 2016, we did not generate any revenue. The decrease in net loss was mainly due to the decrease in filing fees.

During the nine months ended March 31, 2017, we incurred operating expenses of $94,235 compared to $103,274 incurred during the nine months ended March 31, 2016. The decrease in expenses was mainly due to the decrease in filing fees.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. For the nine months ended March 31, 2017, we expensed $31,500 in consulting expense for Mr. Horkey They were valued on the date of the agreement and the stock price at that time was $.60.

During the nine months ended March 31, 2017, we incurred interest expenses of $2,022 compared to $2,022 incurred during the nine months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Nine months Ended March 31, 2017

As of March 31, 2017, our current assets were $0 and our current liabilities were $268,814, which resulted in a working capital deficit of $268,814.

As of March 31, 2017 and June 30, 2016, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the nine months ended March 31, 2017, net cash flows used in operating activities was $0 compared to net cash used in operating activity of $(26) for the same period in 2016.

Cash Flows from Investing Activities

For the nine months ended March 31, 2017 and March 31, 2016, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the nine months ended March 31, 2017, net cash flows from financing activities was $0. For the nine months ended March 31, 2016 net cash flows used in financing activities was $0.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2017, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095. As of March 31, 2017, this note has been either converted to stock or paid. The note payable accrues interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable, however as of March 31, 2017, the Shares have yet to be issued.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

GOING CONCERN

The independent auditors’ report accompanying our June 30, 2017 and June 30, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trex Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trex Acquisitions Corp. (“the Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018. Spokane, Washington
February 18, 2021

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	105,000	162,000
TOTAL ASSETS	$105,000	$162,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$16,207	$12,610
Due to Related Party	215,243	152,546
Notes Payable Related Party	53,900	53,900
TOTAL CURRENT LIABILITIES	285,350	219,056
TOTAL LIABILITIES	285,350	219,056

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,073 issued and outstanding as of June 30, 2017 and June 30, 2016 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,058,174	1,058,174
Accumulated deficit	(2,054,623)	(1,931,329)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(180,350)	(57,056)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$105,000	$162,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30,

	2017	2016
REVENUE	$-	$-

EXPENSES
Transfer Agent and Filing Fees	3,598	6,345
Shares to be issued for services	57,000	72,000
Management and Consulting Fees	60,000	60,000
Administration Fees	-	26
TOTAL EXPENSES	120,598	138,371

Loss from Operations	(120,598)	(138,371)

Interest Expense	(2,696)	(2,696)
LOSS BEFORE TAXES	(123,294)	(141,067)
Provision for Income Taxes	-	-
NET LOSS	$(123,294)	$(141,067)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(1.20)	$(1.37)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of June 30, 2017
			Additional	Shares
	Common Stock		Paid in	to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance, June 30, 2014	103,073	$103	$712,244	$-	$(1,507,579)	$(795,232)

Shares to be issued				1,058,174		1,058,174
Allocation of warrants			103,752			103,752
Net Loss					(282,683)	(282,683)
Balance, June 30, 2015	103,073	103	815,996	1,058,174	(1,790,262)	84,011

Net Loss					(141,067)	(141,067)
Balance, June 30, 2016	103,073	103	815,996	1,058,174	(1,931,329)	(57,056)

Net Loss					(123,294)	(123,294)
Balance, June 30, 2017	103,073	$103	$815,996	$1,058,174	$(2,054,623)	$(180,350)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended June 30,

	2017	2016
OPERATING ACTIVITIES
Net Income (Loss)	$(123,294)	$(141,067)
Shares to be issued for services	57,000	72,000
Change in Related Party Advances	62,697	62,696
Change Accounts Payable and Accrued Expenses	3,597	6,345
Net Cash Used by Operating Activities	-	(26)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	-	-
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	(26)

CASH AT BEGINNING OF PERIOD	-	26

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Note issued in exchange for amount advanced to potential merger Candidate	$-	$-
Conversion of Notes payable	$-	$-
Stock/warrants issued for payments made by others in which cash was never received	$-	$-
Shares to be issued for services	$57,000	$72,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

As of June 30, 2017, the Company consists of itself and its 100% owned subsidiary Sync2 Networks International Ltd.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2017.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since June 30, 2017 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

Income taxes

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the months ended September 30, 2020 using a Federal Tax Rate of 21%.

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

As of June 30, 2017, we had a net operating loss carry-forward of approximately $(2,069,623) and a deferred tax asset of $434,621 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(434,621). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2020, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2017	June 30, 2016
Deferred Tax Asset	$434,621	$405,579
Valuation Allowance	(434,621)	(405,579)
Deferred Tax Asset (Net)	$-	$-

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

There were 1,835,835 potentially dilutive shares outstanding as of June 30, 2017 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had 450,000 in shares to be issued for services that were unissued at June 30, 2017. We also had outstanding warrants that could convert into 377,000 shares of common stock as of June 30, 2017. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,054,623 and a working capital deficit of $285,350 as of June 30, 2017.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. This note is currently in default. As of June 30, 2017, the accrued interest on this note was $5,219.

On June 24, 2014, the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. This note is currently in default. As of June 30, 2017, the accrued interest on this note was $2,922.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $60,000 for the years ended June 30, 2016 and June 30, 2017. These amounts were unpaid at June 30, 2017.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2017, the shares were unissued and recorded as shares to be issued. For the years ended June 30, 2017 and 2015 the company amortized and expensed $42,000 and $36,000 respectively.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the year ended June 30, 2017, the Company incurred management fees to related parties of $60,000.

NOTE 5 – COMMON STOCK

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

For the years ended June 30, 2017 and 2016 the company amortized and expensed $57,000 and $36,000 respectively.

NOTE 6 – WARRANTS

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2015		377,000	$0.75	377,000	$0.75	2.66
Additions	Granted	-	-	-	-	-
Expired	Expired	-	-	-	-	-
	Exercised	-	-	-	-	-
Outstanding June 30, 2016		377,000	$0.75	377,000	$0.75	1.66
Additions	Granted	-	-	-	-	-
Expired	Expired	-	-	-	-	-
	Exercised	-	-	-	-	-
Outstanding June 30, 2017		377,000	$0.75	377,000	$0.75	.66

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

September 30, 2016

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
	September 30, 2016	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	144,000	162,000
TOTAL ASSETS	$144,000	$162,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$13,629	$12,610
Due to Related Party	168,219	152,550
Notes payable related party	53,900	53,900
TOTAL CURRENT LIABILITIES	235,748	219,060
TOTAL LIABILITIES	235,748	219,060

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,073 issued and outstanding as of September 30, 2016 and June 30, 2016 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,058,174	1,058,174
Accumulated deficit	(1,966,021)	(1,931,333)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(91,748)	(57,060)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$144,000	$162,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30,
(Un-audited)

	2016	2015
REVENUE	$-	$-

EXPENSES
Transfer Agent and Filing Fees	1,018	375
Professional Fees	-	26
Shares to be issued for services	18,000	18,000
Management and Consulting Fees	15,000	15,000
TOTAL EXPENSES	34,018	33,401

Loss from Operations	(34,018)	(33,401)

Interest Expense	(674)	(674)
LOSS BEFORE TAXES	(34,692)	(34,075)
Provision for Income Taxes	-	-
NET LOSS	$(34,692)	$(34,075)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.34)	$(0.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
as of September 30, 2016
(Un-audited)

			Additional	Shares
	Common Stock		Paid in	to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance, June 30, 2015	103,073	103	815,996	1,058,174	(1,790,262)	84,011

Net Loss					(34,075)	(34,075)
Balance, September 30, 2015	103,073	103	815,996	1,058,174	(1,824,337)	49,936

Net Loss					(35,630)	(35,630)
Balance December 31, 2015	103,073	103	815,996	1,058,174	(1,859,967)	14,306

Net Loss					(35,592)	(35,592)
Balance March 31, 2016	103,073	103	815,996	1,058,174	(1,895,559)	(21,286)

Net Loss					(35,770)	(35,770)
Balance June 30, 2016	103,073	103	815,996	1,058,174	(1,931,329)	(57,056)

Net Loss					(34,692)	(34,692)
Balance September 30, 2016	103,073	$103	$815,996	$1,058,174	$(1,966,021)	$(91,748)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30,
(Un-audited)

	2016	2015
OPERATING ACTIVITIES
Net Income (Loss)	$(34,692)	$(34,075)
Bad debt writeoff	-	-
Shares to be issued for services	18,000	18,000
Change in Related Party Advances	15,669	15,674
Change Accounts Payable and Accrued Expenses	1,023	375
Net Cash Used by Operating Activities	-	(26)

FINANCING ACTIVITIES:
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	(26)

CASH AT BEGINNING OF PERIOD	-	26

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statement should be read in conjunction with a reading of the financial statements and notes there included in our annual report on form 10k for the fiscal year end June 30, 2017, as filed with the US Securities and Exchange Commission.”

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2016.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2016 or June 30, 2016.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since September 30, 2016 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were 1,835,835 potentially dilutive shares outstanding as of September 30, 2016 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had shares to be issued for consulting that were unissued as of September 30, 2016. We also had outstanding warrants that could convert into 377,000 shares of common stock as of September 30, 2016. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,966,021 and a working capital deficit of $235,748 as of September 30, 2016.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014, the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of September 30, 2016, the outstanding accrued interest was $3,923.

On June 24, 2014, the company entered into an unsecured promissory note with Squardron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of September 30, 2016, the outstanding accrued interest was $2,196.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended September 30, 2016. These amounts were unpaid as of September 30, 2016.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended September 30, 2016, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of December 31, 2015, the shares were unissued and recorded as shares to be issued

As of the date of filing, all of these Related Party Transactions have since been converted into shares of the Company’s Common Stock.

NOTE 5 – COMMON STOCK

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

NOTE 6 – WARRANTS

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2015		377,000	$0.75	189,500	$0.75	2.66
Additions	Granted	-	-	-	-	-
Expired	Expired	-	-	-	-	-
	Exercised	-	-	-	-	-
Outstanding June 30, 2016		377,000	$0.75	377,000	$0.75	1.66
Additions	Granted	-	-	-	-	-
Expired	Expired	-	-	-	-	-
	Exercised	-	-	-	-	-
Outstanding September 30, 2016		377,000	$0.75	377,000	$0.75	1.41

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

December 31, 2016

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
	December 31, 2016	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	126,000	162,000
TOTAL ASSETS	$126,000	$162,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$14,809	$12,610
Due to Related Party	183,895	152,546
Notes payable related party	53,900	53,900
TOTAL CURRENT LIABILITIES	252,604	219,056
TOTAL LIABILITIES	252,604	219,056

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,073 issued and outstanding as of December 31, 2016 and June 30, 2016 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,058,174	1,058,174
Accumulated deficit	(2,000,877)	(1,931,329)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(126,604)	(57,056)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$126,000	$162,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended December 31,
(Un-audited)

	Three months ended		Six months ended
	2016	2015	2016	2015
REVENUE	$-	$-	$-	$-

EXPENSES
Transfer Agent and Filing Fees	1,182	1,956	2,200	2,331
Professional Fees	-	-	-	26
Shares to be issued for services	18,000	18,000	36,000	36,000
Management and Consulting Fees	15,000	15,000	30,000	30,000
TOTAL EXPENSES	34,182	34,956	68,200	68,357

Loss from Operations	(34,182)	(34,956)	(68,200)	(68,357)

Interest Expense	(674)	(674)	(1,348)	(1,348)
LOSS BEFORE TAXES	(34,856)	(35,630)	(69,548)	(69,705)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(34,856)	$(35,630)	$(69,548)	$(69,705)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.34)	$(0.35)	$(0.67)	$(0.68)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of December 31, 2016
(Un-audited)

			Additional	Shares
	Common Stock		Paid in	to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance, June 30, 2015	103,073	103	815,996	1,058,174	(1,790,262)	84,011

Net Loss					(34,075)	(34,075)
Balance, September 30, 2015	103,073	103	815,996	1,058,174	(1,824,337)	49,936

Net Loss					(35,630)	(35,630)
Balance December 31, 2015	103,073	103	815,996	1,058,174	(1,859,967)	14,306

Net Loss					(35,592)	(35,592)
Balance March 31, 2016	103,073	103	815,996	1,058,174	(1,895,559)	(21,286)

Net Loss					(35,770)	(35,770)
Balance June 30, 2016	103,073	103	815,996	1,058,174	(1,931,329)	(57,056)

Net Loss					(34,692)	(34,692)
Balance September 30, 2016	103,073	103	815,996	1,058,174	(1,966,021)	(91,748)

Net Loss					(34,856)	(34,856)
Balance December 31, 2016	103,073	$103	$815,996	$1,058,174	$(2,000,877)	$(126,604)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31,
(Un-audited)

	2016	2015
OPERATING ACTIVITIES
Net Income (Loss)	$(69,548)	$(69,705)
Shares to be issued for services	36,000	36,000
Change in Related Party Advances	31,349	31,349
Change Accounts Payable and Accrued Expenses	2,199	2,330
Net Cash Used by Operating Activities	-	(26)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	(26)

CASH AT BEGINNING OF PERIOD	-	26

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statement should be read in conjunction with a reading of the financial statements and notes there included in our annual report on form 10k for the fiscal year end June 30, 2017, as filed with this form 10K.”

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2016.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since December 31, 2016 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were 1,835,835 potentially dilutive shares outstanding as of December 31, 2016 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had shares to be issued for consulting that were unissued as of December 31, 2016. We also had outstanding warrants that could convert into 377,000 shares of common stock as of December 31, 2016. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,000,877 and a working capital deficit of $252,604 at December 31, 2016.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of December 31, 2016, the outstanding accrued interest was $4,355.

On June 24, 2014 the company entered into an unsecured promissory note with Squardron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of December 31, 2016, the outstanding accrued interest was $2,438.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended December 31, 2016 and $30,000 for the six months ended December 31, 2016. These amounts were unpaid at the end of the quarter and six months ended December 31, 2016.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended December 31, 2016, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000. During the six months ended December 31, 2016, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $30,000.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of December 31, 2015, the shares were unissued and recorded as shares to be issued

As of the date of filing, all of these Related Party Transactions have since been converted into shares of the Company’s Common Stock.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the six months ended December 31, 2016 and 2015 we expensed $21,000 and $0 respectively.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the six months ended December 31, 2016 and 2015 we expensed $15,000 and $0 respectively.

NOTE 6 – WARRANTS

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2015		377,000	$0.75	189,500	$0.75	2.66
Additions	Granted	-	-	-	-	-
Expired	Expired	-	-	-	-	-
	Exercised	-	-	-	-	-
Outstanding June 30, 2016		377,000	$0.75	377,000	$0.75	1.66
Additions	Granted	-	-	-	-	-
Expired	Expired	-	-	-	-	-
	Exercised	-	-	-	-	-
Outstanding December 31, 2016		377,000	$0.75	377,000	$0.75	1.16

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

March 31, 2017

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
	March 31, 2017	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	115,500	162,000
TOTAL ASSETS	$115,500	$162,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$15,344	$12,610
Due to Related Party	199,570	152,546
Notes Payable Related Party	53,900	53,900
TOTAL CURRENT LIABILITIES	268,814	219,056
TOTAL LIABILITIES	268,814	219,056

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,073 issued and outstanding as of March 31, 201 and June 30, 2016 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,058,174	1,058,174
Accumulated deficit	(2,027,587)	(1,931,329)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(153,314)	(57,056)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$115,500	$162,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended March 31,
(Un-audited)

	Three months ended		nine months ended
	2017	2016	2017	2016
REVENUE	$-	$-	$-	$-

EXPENSES
Transfer Agent and Filing Fees	536	1,918	2,735	4,248
Professional Fees	-	-	-	26
Shares to be issued for services	18,000	18,000	54,000	54,000
Management and Consulting Fees	7,500	15,000	37,500	45,000
Administration Fees	-	-	-	-
Bad Debt	-	-	-	-
TOTAL EXPENSES	26,036	34,918	94,235	103,274

Loss from Operations	(26,036)	(34,918)	(94,235)	(103,274)

Interest Expense	(674)	(674)	(2,022)	(2,022)
LOSS BEFORE TAXES	(26,710)	(35,592)	(96,257)	(105,296)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(26,710)	$(35,592)	$(96,257)	$(105,296)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.26)	$(0.35)	$(0.93)	$(1.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of March 31, 2017
(Un-audited)

			Additional	Shares
	Common Stock		Paid in	to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance, June 30, 2015	103,073	103	815,996	1,058,174	(1,790,262)	84,011

Net Loss					(34,075)	(34,075)
Balance, September 30, 2015	103,073	103	815,996	1,058,174	(1,824,337)	49,936

Net Loss					(35,630)	(35,630)
Balance December 31, 2015	103,073	103	815,996	1,058,174	(1,859,967)	14,306

Net Loss					(35,592)	(35,592)
Balance March 31, 2016	103,073	103	815,996	1,058,174	(1,895,559)	(21,286)

Net Loss					(35,770)	(35,770)
Balance June 30, 2016	103,073	103	815,996	1,058,174	(1,931,329)	(57,056)

Net Loss					(34,692)	(34,692)
Balance September 30, 2016	103,073	103	815,996	1,058,174	(1,966,021)	(91,748)

Net Loss					(34,856)	(34,856)
Balance December 31, 2016	103,073	103	815,996	1,058,174	(2,000,877)	(126,604)

Net Loss					(26,710)	(26,710)
Balance March 31, 2017	103,073	$103	$815,996	$1,058,174	$(2,027,587)	$(153,314)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31 ,
(Un-audited)

	2017	2016
OPERATING ACTIVITIES
Net Income (Loss)	$(96,257)	$(105,296)
Shares to be issued for services	46,500	54,000
Change in Related Party Advances	47,024	47,023
Change Accounts Payable and Accrued Expenses	2,733	4,247
Net Cash Used by Operating Activities	-	(26)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	(26)

CASH AT BEGINNING OF PERIOD	-	26

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Note issued in exchange for amount advanced to potential merger Candidate	$-	$-
Conversion of Notes payable	$-	$-
Stock/warrants issued for payments made by others in which cash was never received	$-	$-
Shares to be issued for services	$46,500	$54,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Un-audited)

March 31, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statement should be read in conjunction with a reading of the financial statements and notes there included in our annual report on form 10k for the fiscal year end June 30, 2016, as filed with the US Securities and Exchange Commission.”

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2017.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since March 31, 2017 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were 1,835,835 potentially dilutive shares outstanding as of March 31, 2017 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had 450,000 of shares to be issued for compensation that were unissued as of March 31, 2017. We also had outstanding warrants that could convert into 377,000 shares of common stock as of March 31, 2017. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,027,587 and a working capital deficit of $268,814 as of March 31, 2017.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of March 31, 2017, the accrued interest on this note was $4,787.

On June 24, 2014 the company entered into an unsecured promissory note with Squardron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. . As of March 31, 2017, the accrued interest on this note was $2,680.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended March 31, 2017 and $45,000 for the nine months ended March 31, 2017. These amounts were unpaid at the end of the quarter and nine months ended March 31, 2017.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended March 31, 2017, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000. During the nine months ended March 31, 2017, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $30,000.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of March 31, 2017 the shares were unissued and recorded as shares to be issued.

All of these Related Party Transactions have since been converted into shares of the Company’s Common Stock, as of the date of this filing, with the exception of the $100,000 advance to Kerr which was written off in Fiscal year end 2014.

NOTE 5 – COMMON STOCK

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

NOTE 6 – WARRANTS

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2015		377,000	$0.75	377,000	$0.75	2.66
Additions	Granted	-	-	-	-	-
Expired	Expired	-	-	-	-	-
	Exercised	-	-	-	-	-
Outstanding June 30, 2016		377,000	$0.75	377,000	$0.75	1.66
Additions	Granted	-	-	-	-	-
Expired	Expired	-	-	-	-	-
	Exercised	-	-	-	-	-
Outstanding March 31, 2017		377,000	$0.75	377,000	$0.75	.91

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2017, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ended June 30, 2016 and June 30, 2014.

Summary Compensation Table

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Warren Gilbert,	2013	0	0	0	0	0	0	0	0
President/Secretary/Treasurer/CFO

Frank Horkey, Note 1)	2015-2017	0	0	0	0	0	0	0	0
President/Secretary/Treasurer/CFO

Note 1) On January 1, 2015, the company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2017, these shares remained unissued.

OUTSTANDING EQUITY AWARDS

We do not have any effective stock option or other equity award plans. Therefore, as of June 30, 2017, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal years ended June 30, 2017 and June 30, 2016:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Warren Gilbert, President/Secretary/Treasurer/CFO 2013	0	0	0	0	0	0	0

Frank Horkey 2014-2017	0	0	0	0	0	0	0

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2017 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2017 the shares were unissued and recorded as shares to be issued

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2017 and June 30, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $10,000, respectively.

Other Audit Fees

For the fiscal years ended June 30, 2017 and June 30, 2016, there were no fees billed for other audit fees.

Tax Fees

For the fiscal years ended June 30, 2017 and June 30, 2016, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

TREX Acquisition Corp. a Nevada corporation

February 19, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

February 19, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 19, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

