Form 10-K
period 2018-06-30
Trex Acquisition Corp.
filed 2021-05-12
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2017, approximately $2,812.60.

As of May 12, 2021, there were 13,589,581 shares of the issuer’s common stock issued and outstanding (par value $.001).

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

This comprehensive annual report on Form 10-K (the “Super 10-K”) includes the Company’s financial statements for the fiscal year ending 2018. In order to bring the Company’s filings current in an expeditious manner, the Company shall file similar Super 10-K reports for the fiscal years ending, June 30, 2019 and June 30, 2020. The Company became delinquent in its filings primarily due to financial circumstances directly related to the failure of its core operating business. Since fiscal year ending June 30, 2014 until the date of this filing, the Company has not maintained an operating business from which it could draw the financial resources to retain and compensate the required professionals needed to maintain compliance. Each Super 10-K for a given fiscal year contains all required information and disclosures to shareholders that each quarterly and annual report would normally have provided had such quarterly and annual report had been filed timely. In the interest of complete disclosure, the Company has included current information in this annual report for all material events and developments that have taken place since June 30, 2014 through the filing date of this annual report.

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

CURRENT BUSINESS OPERATIONS

For the fiscal year ending June 30, 2018 , the Company did not have any material business operations. From the period covered in this filing until the date of this filing, the Company has not had any material business operations.

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

Quarter Ended	High Bid	Low Bid
June 30, 2018	.10	.07
March 31, 2018	.10	.07
December 31, 2017	10	.07
September 30, 2017	.10	.07
June 30, 2017	.10	.07
March 31, 2017	1.00	.60
December 31, 2016	1.00	.60
September 30, 2016	1.00	.60

HOLDERS

As of June 30, 2018, the number of stockholders of record is 35. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended June 30, 2018, the Company did not issue any shares of common stock related to the previously described private placement and Consulting Agreements or the debt conversion discussed below.

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

On May 14, 2014, the company entered into a subscription agreement for 157,500 units at $.80 per share for a total of $125,000. Each unit consists of 1 share of common stock and one Series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2018.

On May 14, 2014, the company entered into a subscription agreement for 32,000 units at $.80 per share for a total of $25,000. Each unit consists of 1 share of common stock and one series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2018.

On July 14, 2014, the company entered into a subscription agreement for 62,500 units at $.80 per share for a total of $50,000. Each unit consists of 1 share of common stock, two series A warrants for each to purchase one share of common stock at $.65 per share and one series B warrant to purchase one share of common stock at $.80. Each series A warrant expires three years from the date of issuance and each series B warrant expires 5 years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2018.

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

These shares were issued on January 21, 2020, but accounted for in the shares to be issued on June 30, 2018.

On January 1, 2015, the company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the stock price at that time was $.60. These shares are unissued and accounted for in the shares to be issued on June 30, 2018.

No new shares have been issued as of June 30, 2018. No Assignee or other subsequent assignee holds in the aggregate shares exceeding 4.99% of the total issued and outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2018, we had no equity compensation plans which authorized an issuance of our equity securities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended June 30, 2018 and June 30, 2017 together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors.” Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Year Ended June 30, 2018 Compared to Year Ended June 30, 2017

Our net loss for the year ended June 30, 2018 was ($149,076) compared to a net loss of ($123,294) during the year ended June 30, 2017. The increase in the net loss was mainly due to the loss from the failed merger. During the years ended June 30, 2018 and June 30, 2017, we did not generate any revenue.

During the year ended June 30, 2018, we incurred operating expenses of $98,880 compared to $120,598 incurred during the year ended June 30, 2017. The decrease in operating expenses was mainly due to the decrease in filing fees and a decrease in amortization of prepaid consulting.

During the year ended June 30, 2018, we incurred interest expenses of $2,696, compared to $2,696 incurred during the year ended June 30, 2017.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. For the year ended June 30, 2018, we expensed $42,000 in consulting expense for Mr. Horkey They were valued on the date of the agreement and the stock price at that time was $.60.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended June 30, 2018

As of June 30, 2018, our current assets were $0 and our current liabilities were $344,926, which resulted in a working capital deficit of $344,926.

As of June 30, 2018, our total liabilities were $344,926 comprised entirely of current liabilities. The increase in liabilities during the year ended June 30, 2018 from the year ended June 30, 2017 was primarily due to increase in amounts due to other related parties and Management Fees.

Cash Flows from Operating Activities

For the year ended June 30, 2018, net cash flows used in operating activities was $(0) compared to net cash used in operating activity of $0 for the same period in 2017.

Cash Flows from Investing Activities

For the year ended June 30, 2018 and June 30, 2017, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the year ended June 30, 2018, net cash flows from financing activities were $0. For the year ended June 30, 2017, net cash flows provided by financing activities was $0.

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

RESULTS OF OPERATION

Quarter Ended September 30, 2017 Compared to Quarter Ended September 30, 2016

Our net loss for the quarter ended September 30, 2017 was ($27,064) compared to a net loss of ($34,692) during the quarter ended September 30, 2016.

During the quarter ended September 30, 2017, we incurred operating expenses of $26,390 compared to $34,018 incurred during the quarter ended September 30, 2016. The decrease in expenses was mainly due to an decrease in transfer agent fees and a decrease in the amortization of the prepaid consulting.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. For the three months ended September 30, 2017, we expensed $10,500 in consulting expense for Mr. Horkey. They were valued on the date of the agreement and the stock price at that time was $.60.

During the quarter ended September 30, 2017, we incurred interest expenses of $674 compared to $674 incurred during the quarter ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended September 30, 2017

As of September 30, 2017, our current assets were $0 and our current liabilities were $301,914, which resulted in a working capital deficit of $301,914.

As of September 30, 2017, and 2016, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the three months ended September 30, 2017, net cash flows used in operating activities was $0 compared to net cash used in operating activity of $0 for the same period in 2016.

Cash Flows from Investing Activities

For the three months ended September 30, 2017 and September 30, 2016, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the three months ended September 30, 2017 and 2016, net cash flows from financing activities was $0.

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

RESULTS OF OPERATION

Quarter Ended December 31, 2017 Compared to Quarter Ended December 31, 2016

Our net loss for the quarter ended December 31, 2017 was ($27,128) compared to a net loss of ($34,856) during the quarter ended December 31, 2016. The decrease in net loss was mainly due to the decrease in filing fees and a decrease in the amortization of the prepaid consulting.

During the quarter ended December 31, 2017, we incurred operating expenses of $26,454 compared to $34,182 incurred during the quarter ended December 31, 2016. The decrease in expenses was mainly due to a decrease in transfer agent fees and a decrease in the amortization of the prepaid consulting.

During the quarter ended December 31, 2017, we incurred interest expenses of $674 compared to $674 incurred during the quarter ended December 31, 2016.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Our net loss for the six months ended December 31, 2017 was ($54,193) compared to a net loss of ($69,548) during the six months ended December 31, 2016. The decrease in net loss was mainly due to the decrease in filing fees.

During the six months ended December 31, 2017, we incurred operating expenses of $52,845 compared to $68,200 incurred during the six months ended December 31, 2016. The decrease in expenses was mainly due to a decrease in transfer agent fees and a decrease in the amortization of the prepaid consulting.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. For the six months ended December 31, 2017, we expensed $21,000 in consulting expense for Mr. Horkey They were valued on the date of the agreement and the stock price at that time was $.60.

During the six months ended December 31, 2017, we incurred interest expenses of $1,348 compared to $1,348 incurred during the six months ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended December 31, 2017

As of December 31, 2017, our current assets were $0 and our current liabilities were $318,542, which resulted in a working capital deficit of $318,542.

As of December 31, 2017, and June 30, 2016 our total liabilities were entirely of current liabilities.

Cash Flows from Operating Activities

For the six months ended December 31, 2017, net cash flows used in operating activities was $0 compared to net cash used in operating activity of $0 for the same period in 2016.

Cash Flows from Investing Activities

For the six months ended December 31, 2017 and December 31, 2016, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the six months ended December 31, 2017 and 2016, net cash flows from financing activities were $0 and $0 respectively.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2014, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095 of which As of December 31, 2017 this note has been either converted to stock or paid in full. The note payable accrued interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable, however as of December 31, 2017, the Shares have yet to be issued.

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

RESULTS OF OPERATION

Quarter Ended March 31, 2018 Compared to Quarter Ended March 31, 2017

Our net loss for the quarter ended March 31, 2018 was ($27,180) compared to a net loss of ($26,710) during the quarter ended March 31, 2017. During the quarters ended March 31, 2018 and March 31, 2017, we did not generate any revenue.

During the quarter ended March 31, 2018, we incurred operating expenses of $26,506 compared to $26,036 incurred during the quarter ended March 31, 2017. The increase in expenses was mainly due to the increase in filing fees.

During the quarter ended March 31, 2018, we incurred interest expenses of $674 compared to $674 incurred during the quarter ended March 31, 2017.

Nine months Ended March 31, 2018 Compared to Nine months Ended March 31, 2017

Our net loss for the nine months ended March 31, 2018 was ($81,372) compared to a net loss of ($96,257) during the nine months ended March 31, 2017. During the nine months ended March 31, 2018 and March 31, 2017, we did not generate any revenue.

During the nine months ended March 31, 2018, we incurred operating expenses of $79,350 compared to $94,235 incurred during the nine months ended March 31, 2017. The decrease in expenses was mainly due to the decrease in the amortization of prepaid consulting.

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

During the nine months ended March 31, 2018, we incurred interest expenses of $2,022 compared to $2,022 incurred during the nine months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Nine months Ended March 31, 2018

As of March 31, 2018, our current assets were $0 and our current liabilities were $335,222, which resulted in a working capital deficit of $335,222.

As of March 31, 2018 and June 30, 2017, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the nine months ended March 31, 2018, net cash flows used in operating activities was $0 compared to net cash used in operating activity of $0 for the same period in 2017.

Cash Flows from Investing Activities

For the nine months ended March 31, 2018 and March 31, 2017, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the nine months ended March 31, 2018, net cash flows from financing activities was $0. For the nine months ended March 31, 2017 net cash flows used in financing activities was $0.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2018, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095. As of March 31, 2017, this note has been either converted to stock or paid. The note payable accrues interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable, however as of March 31, 2017, the Shares have yet to be issued.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

GOING CONCERN

The independent auditors’ report accompanying our June 30, 2018 and June 30, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trex Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trex Acquisitions Corp. (“the Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not commenced operations or generated revenue to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2018. Spokane, Washington
May 11, 2021

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	June 30, 2017
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	63,000	105,000
TOTAL ASSETS	$63,000	$105,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$3,748	$16,207
Due to Related Party	287,278	215,243
Notes Payable Related Party	53,900	53,900
TOTAL CURRENT LIABILITIES	344,926	285,350
TOTAL LIABILITIES	344,926	285,350

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, 150,000,000 shares authorized and 103,073 issued and outstanding as of June 30, 2018 and June 30, 2017 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,105,674	1,058,174
Accumulated deficit	(2,203,699)	(2,054,623)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(281,926)	(180,350)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$63,000	$105,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30,

	2018	2017
REVENUE	$-	$-

EXPENSES
Transfer Agent and Filing Fees	(3,120)	3,598
Shares to be issued for services	42,000	57,000
Management and Consulting Fees	60,000	60,000
Administration Fees	-	-
TOTAL EXPENSES	98,880	120,598

Loss from Operations	(98,880)	(120,598)

Loss on failed merger	(47,500)
Interest Expense	(2,696)	(2,696)
LOSS BEFORE TAXES	(149,076)	(123,294)
Provision for Income Taxes	-	-
NET LOSS	$(149,076)	$(123,294)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(1.45)	$(1.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of June 30, 2018

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance, June 30, 2016	103,073	$103	$815,996	$1,058,174	$(1,931,329)	$(57,056)

Net Loss					(123,294)	(123,294)
Balance, June 30, 2017	103,073	$103	$815,996	$1,058,174	$(2,054,623)	$(180,350)

Shares to be issued for failed merger				47,500		47,500
Net Loss					(149,076)	(149,076)
Balance, June 30, 2018	103,073	$103	$815,996	$1,105,674	$(2,203,699)	$(281,926)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended June 30,

	2018	2017
OPERATING ACTIVITIES
Net Income (Loss)	$(149,076)	$(123,294)
Shares to be issued for services	42,000	57,000
Shares to be issued for failed merger	47,500	-
Change in Related Party Advances	72,035	62,697
Change Accounts Payable and Accrued Expenses	(12,459)	3,597
Net Cash Used by Operating Activities	-	-

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

As of June 30, 2018, the Company consists of itself and its 100% owned subsidiary Sync2 Networks International Ltd.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2018.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since June 30, 2018 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the years ended June 30, 2020 using a Federal Tax Rate of 21%.

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

As of June 30, 2018, we had a net operating loss carry-forward of approximately $(2,203,699) and a deferred tax asset of $462,777 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(462,777). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2020, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2018	June 30, 2017
Deferred Tax Asset	$462,777,	$431,471
Valuation Allowance	(462,777)	(431,471)
Deferred Tax Asset (Net)	$-	$-

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

There were 1,835,835 potentially dilutive shares outstanding as of June 30, 2018 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had 450,000 in shares to be issued for services that were unissued at June 30, 2018. We also had outstanding warrants that could convert into 187,500 shares of common stock as of June 30, 2018. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,203,699 and a working capital deficit of $344,926 as of June 30, 2018.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. This note is currently in default. As of June 30, 2018, the accrued interest on this note was $6,946.

On June 24, 2014, the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. This note is currently in default. As of June 30, 2018, the accrued interest on this note was $3,889.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $60,000 for the years ended June 30, 2018 and June 30, 2017. These amounts were unpaid at June 30, 2018.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2017, the shares were unissued and recorded as shares to be issued. For the years ended June 30, 2018 and 2017 the company amortized and expensed $42,000 and $36,000 respectively.

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

Due to Related Parties

During the year ended June 30, 2018, the Company incurred management fees to related parties of $60,000.

During the year ended June 30, 2018, related parties advanced $9,338.

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

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the years ended June 30, 2018 and 2017 the company amortized and expensed $42,000 and $57,000 respectively.

2018 Failed Reverse Merger Attempt

On April 19, 2018, the Company entered into a non-binding indication of interest (“LOI”) to acquire Kaneptec Enterprises, Inc., a company engaged in the hemp and cannabidiol business (“Kaneptec”) in a reverse merger (the “Kaneptec Transaction”). In reliance of the LOI, the Company sold 350,000 shares to a related party for $47,500, and this cash was transferred to Kaneptec in order to facilitate the Kaneptec Transaction. This potential merger candidate also advanced approximately $20,000 to the Company in anticipation of the Kaneptec Transaction. During the due diligence phase, the Company’s consultants discovered that Kaneptec’s management had made material misrepresentations regarding its business and management; therefore, the Company ceased all further negotiations with Kaneptec. The Company has not recovered any sums advanced to Kaneptec in contemplation of the failed Kaneptec Transaction. These shares are recorded in shares to be issued at June 30, 2018.

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2016		377,000	$0.75	375,500	$0.75	2.26
Additions	Granted	-	-	-	-
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2017		377,000	$0.75	377,000	$0.75	2.01
Additions	Granted	-	-	-	-
Expired	Expired	189,500	$0.75	189,500	0.75
	Exercised	-	-	-	-
Outstanding June 30, 2018		187,500	$0.75	187,500	$0.75	3.67

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

On March 12, 2020, the Company issued 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements.

On June 24, 2020, the Company issued 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1, 2014, consulting agreement.

On November 20, 2020, the Company issued 1,300,000 shares of its common stock in connection with a prepayment of an $80,000 future expense advanced by two related parties.

During the Fiscal year ended June 30, 2021 two related parties’ paid expenses on behalf of the company in the amount of $93,496.

On November 16, 2020, the company issued 500,000 were issued to the estate of a former shareholders.

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

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, Four Hundred Thousand Shares (400,000) of the Company’s common stock and to Lazarus Asset Management LLC, Four Hundred Thousand Shares (400,000) of its common stock;

September 30, 2017

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
	September 30, 2017	June 30, 2017
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	94,500	105,000
TOTAL ASSETS	$94,500	$105,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$17,096	$16,207
Due to Related Party	230,918	215,243
Notes payable related party	53,900	53,900
TOTAL CURRENT LIABILITIES	301,914	285,350
TOTAL LIABILITIES	301,914	285,350

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, 150,000,000 shares authorized and 103,073 issued and outstanding as of September 30, 2017 and June 30, 2017 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,058,174	1,058,174
Accumulated deficit	(2,081,687)	(2,054,623)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(207,414)	(180,350)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$94,500	$105,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30,
(Un-audited)

	2017	2016
REVENUE	$-	$-

EXPENSES
Transfer Agent and Filing Fees	890	1,018
Professional Fees	-	-
Shares to be issued for services	10,500	18,000
Management and Consulting Fees	15,000	15,000
Administration Fees	-	-
Bad Debt	-	-
TOTAL EXPENSES	26,390	34,018

Loss from Operations	(26,390)	(34,018)

Interest Expense	(674)	(674)
LOSS BEFORE TAXES	(27,064)	(34,692)
Provision for Income Taxes	-	-
NET LOSS	$(27,064)	$(34,692)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.26)	$(0.34)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of September 30, 2017
(Un-audited)

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance June 30, 2016	103,073	$103	$815,996	$1,058,174	$(1,931,329)	$(57,056)

Net Loss					(34,692)	(34,692)
Balance September 30, 2016	103,073	103	815,996	1,058,174	(1,966,021)	(91,748)

Net Loss					(34,856)	(34,856)
Balance December 31, 2016	103,073	103	815,996	1,058,174	(2,000,877)	(126,604)

Net Loss					(34,210)	(34,210)
Balance March 31, 2017	103,073	103	815,996	1,058,174	(2,035,087)	(160,814)

Net Loss					(19,536)	(19,536)
Balance June 30, 2017	103,073	103	815,996	1,058,174	(2,054,623)	(180,350)

Net Loss					(27,064)	(27,064)
Balance September 30, 2017	103,073	$103	$815,996	$1,058,174	$(2,081,687)	$(207,414)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended September 30,
(Un-audited)

	2017	2016
OPERATING ACTIVITIES
Net Income (Loss)	$(27,064)	$(34,692)
Shares to be issued for services	10,500	18,000
Change in Related Party Advances	15,675	15,669
Change Accounts Payable and Accrued Expenses	889	1,023
Net Cash Used by Operating Activities	-	-

FINANCING ACTIVITIES:
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Note issued in exchange for amount advanced to potential merger Candidate	$-	$-
Conversion of Notes payable	$-	$-
Stock/warrants issued for payments made by others in which cash was never received	$-	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes there included in our annual report on form 10k for the fiscal year end June 30, 2018, as filed with the US Securities and Exchange Commission.”

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2017.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2017 or June 30, 2017

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since September 30, 2017 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were 1,835,835 potentially dilutive shares outstanding as of September 30, 2017 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had shares to be issued for consulting that were unissued as of September 30, 2017. We also had outstanding warrants that could convert into 187,500 shares of common stock as of September 30, 2017. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,081,687 and a working capital deficit of $207,414 as of September 30, 2017.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014, the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of September 30, 2017, the outstanding accrued interest was $5,651.

On June 24, 2014, the company entered into an unsecured promissory note with Squardron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of September 30, 2017, the outstanding accrued interest was $3,164.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended September 30, 2017. These amounts were unpaid as of September 30, 2017.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended September 30, 2017, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of December 31, 2017, the shares were unissued and recorded as shares to be issued

As of the date of filing, all of these Related Party Transactions have since been converted into shares of the Company’s Common Stock.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the three months ended September 30, 2017 and 2016 we expensed $10,500 and $10,500 respectively.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the three months ended September 30, 2017 and 2016 we expensed $7,500 and $7,500 respectively.

NOTE 6 – WARRANTS

On May 3, 2014, it was resolved that the Company shall offer 250,000 Units at a price of $.80 per unit. Each Unit shall consist of (a) one (1) share of common stock and (b) a combination of series A warrants (which may be exercised within three (3) years) and series B warrants exercised within five (5) years of the consummation of a merger.

On May 14, 2014, the company entered into a subscription agreement for 157,500 units at $.80 per share for a total of $125,000 Each unit consists of one (1) share of common stock and one (1) series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance. These warrants have expired as of September 30, 2017.

On May 14, 2014, the company entered into a subscription agreement for 32,000 units at $.80 per share for a total of $25,000. Each unit consists of one (1) share of common stock and one (1) series A warrant to purchase one share of common stock at $1.25 per share Each A warrant expires three years from the date of issuance. These warrants have expired as of September 30, 2017.

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2016		377,000	$0.75	375,500	$0.75	2.26
Additions	Granted	-	-	-	-
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2017		377,000	$0.75	377,000	$0.75	2.01
Additions	Granted	-	-	-	-
Expired	Expired	189,500	$0.75	189,500	0.75
	Exercised	-	-	-	-
Outstanding September 30, 2017		187,500	$0.75	187,500	$0.75	3.67

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

On November 16, 2020 the company issued 500,000 were issued to the estate of a former shareholders.

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

During the Fiscal year ended June 30, 2021 two related parties paid expenses on behalf of the company in the amount of $93,496.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, Four Hundred Thousand Shares (400,000) of the Company’s common stock and to Lazarus Asset Management LLC, Four Hundred Thousand Shares (400,000) of its common stock;

December 31, 2017

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
	December 31, 2017	June 30, 2017
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	84,000	105,000
TOTAL ASSETS	$84,000	$105,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$18,050	$16,207
Due to Related Party	246,592	215,243
Notes payable related party	53,900	53,900
TOTAL CURRENT LIABILITIES	318,542	285,350
TOTAL LIABILITIES	318,542	285,350

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, 150,000,000 shares authorized and 103,073 issued and outstanding as of December 31, 2017 and June 30, 2017 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,058,174	1,058,174
Accumulated deficit	(2,108,815)	(2,054,623)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(234,542)	(180,350)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$84,000	$105,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended December 31,
(Un-audited)

	three months ended		six months ended
	2017	2016	2017	2016
REVENUE	$-	$-	$-	$-

EXPENSES
Transfer Agent and Filing Fees	954	1,182	1,845	2,200
Professional Fees	-	-	-	-
Shares to be issued for services	10,500	18,000	21,000	36,000
Management and Consulting Fees	15,000	15,000	30,000	30,000
Administration Fees	-	-	-	-
Bad Debt	-	-	-	-
TOTAL EXPENSES	26,454	34,182	52,844	68,200

Loss from Operations	(26,454)	(34,182)	(52,844)	(68,200)

Interest Expense	(674)	(674)	(1,348)	(1,348)
LOSS BEFORE TAXES	(27,128)	(34,856)	(54,192)	(69,548)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(27,128)	$(34,856)	$(54,192)	$(69,548)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.26)	$(0.34)	$(0.53)	$(0.67)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of December 31, 2017
(Un-audited)

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance June 30, 2016	103,073	$103	$815,996	$1,058,174	$(1,931,329)	$(57,056)

Net Loss					(34,692)	(34,692)
Balance September 30, 2016	103,073	103	815,996	1,058,174	(1,966,021)	(91,748)

Net Loss					(34,856)	(34,856)
Balance December 31, 2016	103,073	103	815,996	1,058,174	(2,000,877)	(126,604)

Net Loss					(34,210)	(34,210)
Balance March 31, 2017	103,073	103	815,996	1,058,174	(2,035,087)	(160,814)

Net Loss					(19,536)	(19,536)
Balance June 30, 2017	103,073	103	815,996	1,058,174	(2,054,623)	(180,350)

Net Loss					(27,064)	(27,064)
Balance September 30, 2017	103,073	103	815,996	1,058,174	(2,081,687)	(207,414)

Net Loss					(27,128)	(27,128)
Balance December 31, 2017	103,073	$103	$815,996	$1,058,174	$(2,108,815)	$(234,542)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended December 31,
(Un-audited)

	2017	2016
OPERATING ACTIVITIES
Net Income (Loss)	$(54,193)	$(69,548)
Shares to be issued for services	21,000	36,000
Change in Related Party Advances	31,349	31,349
Change Accounts Payable and Accrued Expenses	1,844	2,199
Net Cash Used by Operating Activities	-	-

FINANCING ACTIVITIES:
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes there included in our annual report on form 10k for the fiscal year end June 30, 2018, as filed with this form 10K.”

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2017.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since December 31, 2017 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were 1,835,835 potentially dilutive shares outstanding as of December 31, 2017 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had shares to be issued for consulting that were unissued as of December 31, 2017. We also had outstanding warrants that could convert into 187,500 shares of common stock as of December 31, 2017. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,108,815 and a working capital deficit of $318,542 at December 31, 2017.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of December 31, 2017, the outstanding accrued interest was $6,083.

On June 24, 2014 the company entered into an unsecured promissory note with Squardron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of December 31, 2017, the outstanding accrued interest was $3,406.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended December 31, 2017 and $30,000 for the six months ended December 31, 2017. These amounts were unpaid at the end of the quarter and six months ended December 31, 2017.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended December 31, 2017, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000. During the six months ended December 31, 2017, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $30,000.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of December 31, 2017, the shares were unissued and recorded as shares to be issued

As of the date of filing, all of these Related Party Transactions have since been converted into shares of the Company’s Common Stock.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the six months ended December 31, 2017 and 2016 we expensed $21,000 and $21,000 respectively.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the six months ended December 31, 2017 and 2016 we expensed $0 and $15,000 respectively.

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2016		377,000	$0.75	375,500	$0.75	2.26
Additions	Granted	-	-	-	-
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2017		$377,000	0.75	$377,000	0.75	2.01
Additions	Granted	-	-	-	-
Expired	Expired	189,500	$0.75	189,500	0.75
	Exercised	-	-	-	-
Outstanding September 30, 2017		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding December 31, 2017		187,500	$0.75	187,500	$0.75	3.67

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

On November 16, 2020 the company issued 500,000 were issued to the estate of a former shareholders.

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

During the Fiscal year ended June 30, 2021 two related parties paid expenses on behalf of the company in the amount of $93,496.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, Four Hundred Thousand Shares (400,000) of the Company’s common stock and to Lazarus Asset Management LLC, Four Hundred Thousand Shares (400,000) of its common stock;

March 31, 2018

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2018	June 30, 2017
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	73,500	105,000
TOTAL ASSETS	$73,500	$105,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$19,056	$16,207
Due to Related Party	262,266	215,243
Notes Payable Related Party	53,900	53,900
TOTAL CURRENT LIABILITIES	335,222	285,350
TOTAL LIABILITIES	335,222	285,350

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, 150,000,000 shares authorized and 103,073 issued and outstanding as of March 31, 2018 and June 30, 2017 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,058,174	1,058,174
Accumulated deficit	(2,135,995)	(2,054,623)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(261,722)	(180,350)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$73,500	$105,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended March 31,
(Un-audited)

	three months ended		nine months ended
	2018	2017	2018	2017
REVENUE	$-	$-	$-	$-

EXPENSES
Transfer Agent and Filing Fees	1,006	536	2,850	2,735
Professional Fees	-	-	-	-
Shares to be issued for services	10,500	18,000	31,500	54,000
Management and Consulting Fees	15,000	7,500	45,000	37,500
Administration Fees	-	-	-	-
Bad Debt	-	-	-	-
TOTAL EXPENSES	26,506	26,036	79,350	94,235

Loss from Operations	(26,506)	(26,036)	(79,350)	(94,235)

Interest Expense	(674)	(674)	(2,022)	(2,022)
LOSS BEFORE TAXES	(27,180)	(26,710)	(81,372)	(96,257)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(27,180)	$(26,710)	$(81,372)	$(96,257)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.26)	$(0.26)	$(0.79)	$(0.93)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of March 31, 2018
(Un-audited)

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance June 30, 2016	103,073	$103	$815,996	$1,058,174	$(1,931,329)	$(57,056)

Net Loss					(34,692)	(34,692)
Balance September 30, 2016	103,073	103	815,996	1,058,174	(1,966,021)	(91,748)

Net Loss					(34,856)	(34,856)
Balance December 31, 2016	103,073	103	815,996	1,058,174	(2,000,877)	(126,604)

Net Loss					(34,210)	(34,210)
Balance March 31, 2017	103,073	103	815,996	1,058,174	(2,035,087)	(160,814)

Net Loss					(19,536)	(19,536)
Balance June 30, 2017	103,073	103	815,996	1,058,174	(2,054,623)	(180,350)

Net Loss					(27,064)	(27,064)
Balance September 30, 2017	103,073	103	815,996	1,058,174	(2,081,687)	(207,414)

Net Loss					(27,128)	(27,128)
Balance December 31, 2017	103,073	103	815,996	1,058,174	(2,108,815)	(234,542)

Net Loss					(27,180)	(27,180)
Balance March 31, 2018	103,073	$103	$815,996	$1,058,174	$(2,135,995)	$(261,722)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31,
(Un-audited)

	2018	2017
OPERATING ACTIVITIES
Net Income (Loss)	$(81,372)	$(96,257)
Shares to be issued for services	31,500	46,500
Change in Related Party Advances	47,023	47,024
Change Accounts Payable and Accrued Expenses	2,849	2,733
Net Cash Used by Operating Activities	-	-

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes there included in our annual report on form 10k for the fiscal year end June 30, 2018, as filed with the US Securities and Exchange Commission.”

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2018.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since March 31, 2018 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were 1,835,835 potentially dilutive shares outstanding as of March 31, 2018 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had 450,000 of shares to be issued for compensation that were unissued as of March 31, 2018. We also had outstanding warrants that could convert into 187,500 shares of common stock as of March 31, 2018. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,135,995 and a working capital deficit of $335,222 as of March 31, 2018.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014, the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of March 31, 2018, the accrued interest on this note was $6,514.

On June 24, 2014, the company entered into an unsecured promissory note with Squardron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of March 31, 2018, the accrued interest on this note was $3,647.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended March 31, 2018 and $45,000 for the nine months ended March 31, 2018. These amounts were unpaid at the end of the quarter and nine months ended March 31, 2018.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended March 31, 2017, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000. During the nine months ended March 31, 2018, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $30,000.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of March 31, 2018 the shares were unissued and recorded as shares to be issued.

All of these Related Party Transactions have since been converted into shares of the Company’s Common Stock, as of the date of this filing.

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2016		377,000	$0.75	375,500	$0.75	2.26
Additions	Granted	-	-	-	-
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2017		377,000	$0.75	377,000	$0.75	2.01
Additions	Granted	-	-	-	-
Expired	Expired	189,500	$0.75	189,500	0.75
	Exercised	-	-	-	-
Outstanding September 30, 2017		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding December 31, 2017		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding March 31, 2018		$187,500	0.75	$187,500	0.75	3.67

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

On November 16, 2020 the company issued 500,000 were issued to the estate of a former shareholders.

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

During the Fiscal year ended June 30, 2021 two related parties paid expenses on behalf of the company in the amount of $93,496.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, Four Hundred Thousand Shares (400,000) of the Company’s common stock and to Lazarus Asset Management LLC, Four Hundred Thousand Shares (400,000) of its common stock;

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2018, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ended June 30, 2018 and June 30, 2017.

Summary Compensation Table

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Warren Gilbert,	2013	0	0	0	0	0	0	0	0
President/Secretary/Treasurer/CFO

Frank Horkey, Note 1)	2015-2018	0	0	0	0	0	0	0	0
President/Secretary/Treasurer/CFO

Note 1) On January 1, 2015, the company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2018, these shares remained unissued.

OUTSTANDING EQUITY AWARDS

We do not have any effective stock option or other equity award plans. Therefore, as of June 30, 2018, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Warren Gilbert,
President/Secretary/Treasurer/CFO	0	0	0	0	0	0	0	0	0

Frank Horkey	0	0	0	0	0	0	0	0	0
Pres/CEO Secretary CFO	0	0	0	0	0	0	0	0	0

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal years ended June 30, 2018 and June 30, 2017:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Warren Gilbert, President/Secretary/Treasurer/CFO 2013	0	0	0	0	0	0	0

Frank Horkey 2014-2018	0	0	0	0	0	0	0

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2018 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Officers and Directors
Common Stock	Warren Gilbert 9540 NW 10th Street Plantation, Florida 33322	62,864 shares	61%

Common Stock	All directors and named executive officers as a group (1 person)	62,864 shares	61%
Beneficial Owners 5% or Greater
None

________

(1)

Percentage of beneficial ownership of our common stock is based on 103,073 shares of common stock outstanding as of the date of this Annual Report, which total issued and outstanding were reduced in accordance with the Reverse Stock Split.

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

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2018 the shares were unissued and recorded as shares to be issued

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2018 and June 30, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $10,000, respectively.

Other Audit Fees

For the fiscal years ended June 30, 2018 and June 30, 2017, there were no fees billed for other audit fees.

Tax Fees

For the fiscal years ended June 30, 2018 and June 30, 2017, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

TREX Acquisition Corp. a Nevada corporation

May 12, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

May 12, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 12, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

