Form 10-K
period 2020-06-30
Trex Acquisition Corp.
filed 2021-09-02
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2019, approximately $49,351.

As of date of filing August 27, 2021 there were 14,669,106 shares of the issuer’s common stock issued and outstanding (par value $.001).

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

This comprehensive annual report on Form 10-K (the “Super 10-K”) includes the Company’s financial statements for the fiscal year ending June 30, 2020. In order to bring the Company’s filings current in an expeditious manner, the Company shall file similar Super 10-K reports for the fiscal year ending, June 30, 2021. The Company became delinquent in its filings primarily due to financial circumstances directly related to the failure of its core operating business. Since fiscal year ending June 30, 2014 until the date of this filing, the Company has not maintained an operating business from which it could draw the financial resources to retain and compensate the required professionals needed to maintain compliance. Each Super 10-K for a given fiscal year contains all required information and disclosures to shareholders that each quarterly and annual report would normally have provided had such quarterly and annual report had been filed timely. In the interest of complete disclosure, the Company has included current information in this annual report for all material events and developments that have taken place since June 30, 2014 through the filing date of this annual report.

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

The shares related to the Boardwalk Convertible Debenture were issued by the Company on November 16, 2020. No Assignee or other subsequent assignee holds in the aggregate shares exceeding 4.99% of the total issued and outstanding shares of common stock. As of September 21, 2014, Mr. Warren Gilbert is no longer the controlling shareholder of the Company.

CURRENT BUSINESS OPERATIONS

For the fiscal year ending June 30, 2020 , the Company did not have any material business operations. From the period covered in this filing until the date of this filing, the Company has not had any material business operations.

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

2020 and 2021 Stock Issuances

On January 21, 2020, the Company formally resolved to issue (a) 1,835,835 shares of its common stock in connection with prior Boardwalk convertible debt conversions, (b) 450,000 shares of its common stock in connection with management compensation, (c) 250,000 shares of its common stock to unit subscribers in connection with the failed Kerr transaction, and (d) 350,000 shares of its common stock in connection with a 2018 private sale of 350,000 shares to a related party for $47,500. These shares were issued on September 9, 2020.

On March 12. 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1,2014 consulting agreement. These shares were issued on September 9, 2020.

On September 9. 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, Four Hundred Thousand Shares (400,000) of the Company’s common stock and to Lazarus Asset Management LLC, Four Hundred Thousand Shares (400,000) of its common stock and 500,000 were issued to the estate of a former shareholders. These shares were issued on November 23, 2022.

On March 24, 2021 the company issued 980,000 were issued for services rendered.

2020 TRXA Merger Sub Inc.

On March 13, 2020, the Company incorporated a wholly owned subsidiary, TRXA Merger Sub Inc., a Delaware corporation (“Merger Sub”) in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company. The Company’s Acquisition Consultants continue to provide vetted candidates for merger with the Company.

RESEARCH AND DEVELOPMENT

During the last two fiscal years no time was spent on specialized research and development activities and has no plans are contemplated in the future.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of the date of this Annual Report filing, we have no employees. Our officer Frank Horkey as President/Chief Executive Officer/Chief Financial Officer. On January 1, 2015, the Company entered into a five-year contract with Mr. Horkey to, in addition to his roles as sole Officer and Director, to provide consulting services related to vetting potential acquisition targets. Mr. Horkey shall receive 350,000 shares of the Company’s restricted common shares as of January 1, 2015 for the performance of his multiple roles. The Company also entered into a Consulting Agreement with Tonia Pfannestiel. Ms. Pfannenstiel will provide managerial oversight for a period not less than two year. Ms. Pfannenstiel shall receive 100,000 shares of the Company’s common shares. Mr. Horkey’s shares and Ms. Pfannenstiel shares were issued by the Company on September 9, 2020.

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

Quarter Ended	High Bid	Low Bid
June 30, 2019	1.0	1.0
March 31, 2019	.57	.57
December 31, 2018	.57	.57
September 30, 2018	1.35	1.20
June 30, 2020	.81	.81
March 31, 2020	.81	.81
December 31, 2019	1.26	1.26
September 30, 2019	.51	.51

HOLDERS

As of June 30, 2020, the number of stockholders of record is 35. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended June 30, 2020, the Company did not issue any shares of common stock related to the previously described private placement and Consulting Agreements or the debt conversion discussed below.

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

On January 1, 2015, the company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. These shares were issued on September 4, 2020, but accounted for in the shares to be issued on June 30, 2020.

On January 1, 2015, the company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the stock price at that time was $.60. These shares were issued on September 4, 2020, but accounted for in the shares to be issued on June 30, 2020.

No new shares have been issued as of June 30, 2019. No Assignee or other subsequent assignee holds in the aggregate shares exceeding 4.99% of the total issued and outstanding shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2020, we had no equity compensation plans which authorized an issuance of our equity securities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended June 30, 2020 and June 30, 2019 together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors.” Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Year Ended June 30, 2020 Compared to Year Ended June 30, 2019

Our net loss for the year ended June 30, 2020 was ($87,575) compared to a net loss of ($107,342) during the year ended June 30, 2019. The decrease in the net loss was mainly due to a decrease in shares to be issued for services. During the years ended June 30, 2020 and June 30, 2019, we did not generate any revenue.

During the year ended June 30, 2020, we incurred operating expenses of $84,879 compared to $104,650 incurred during the year ended June 30, 2019. The decrease was mainly due to a decrease in shares to be issued for services.

During the year ended June 30, 2020, we incurred interest expenses of $2,692, compared to $2,692 incurred during the year ended June 30, 2019.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. For the year ended June 30, 2020, we expensed $21,000 in consulting expense for Mr. Horkey They were valued on the date of the agreement and the stock price at that time was $.60.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended June 30, 2020

As of June 30, 2020, our current assets were $0 and our current liabilities were $476,843, which resulted in a working capital deficit of $476,843.

As of June 30, 2020, our total liabilities were $476,843 comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the year ended June 30, 2020, net cash flows used in operating activities was $(0) compared to net cash used in operating activity of $0 for the same period in 2020.

Cash Flows from Investing Activities

For the year ended June 30, 2020 and June 30, 2019, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the year ended June 30, 2020, net cash flows from financing activities were $0. For the year ended June 30, 2019, net cash flows provided by financing activities was $0.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of June 30, 2014, we had a note payable dated June 30, 2010 in the principal amount of $1,253,095. As of March 31, 2016, this note has been either converted to stock or paid. The note payable accrues interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 21, 2014, the note payable balance of $691,926 ($650,000 at June 30, 2013 plus additional advances of $41,926 for the year ended June 30, 2020) has been converted into shares of common stock. See “Item 5.

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

RESULTS OF OPERATION

Quarter Ended September 30, 2019 Compared to Quarter Ended September 30, 2018

Our net loss for the quarter ended September 30, 2019 was ($26,616) compared to a net loss of ($26,863) during the quarter ended September 30, 2018.

During the quarter ended September 30, 2019, we incurred operating expenses of $25,942 compared to $26,199 incurred during the quarter ended September 30, 2018. The decrease in expenses was mainly due to a decrease in transfer agent fees.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. For the three months ended September 30, 2019, we expensed $10,500 in consulting expense for Mr. Horkey. They were valued on the date of the agreement and the stock price at that time was $.60.

During the quarter ended September 30, 2019, we incurred interest expenses of $674 compared to $664 incurred during the quarter ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended September 30, 2019

As of September 30, 2019, our current assets were $0 and our current liabilities were $426,384, which resulted in a working capital deficit of $426,384.

As of September 30, 2019, and 2018, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the three months ended September 30, 2019, net cash flows used in operating activities was $0 compared to net cash used in operating activity of $0 for the same period in 2018.

Cash Flows from Investing Activities

For the three months ended September 30, 2019 and September 30, 2018, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the three months ended September 30, 2019 and 2018, net cash flows from financing activities was $0.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2014, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095 of which As of September 30, 2019 this note has been either converted to stock or paid in full. The note payable accrued interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable, however as of September 30, 2019, the Shares have yet to be issued.

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

RESULTS OF OPERATION

Quarter Ended December 31, 2019 Compared to Quarter Ended December 31, 2018

Our net loss for the quarter ended December 31, 2019 was ($27,281) compared to a net loss of ($27,112) during the quarter ended December 31, 2018.

During the quarter ended December 31, 2019, we incurred operating expenses of $26,607 compared to $26,438 incurred during the quarter ended December 31, 2018. The increase in expenses was mainly due to an increase in transfer agent fees.

During the quarter ended December 31, 2019, we incurred interest expenses of $674 compared to $674 incurred during the quarter ended December 31, 2018.

Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Our net loss for the six months ended December 31, 2019 was ($53,897) compared to a net loss of ($53,975) during the six months ended December 31, 2018. The decrease in net loss was mainly due to the decrease in filing fees.

During the six months ended December 31, 2019, we incurred operating expenses of $52,549 compared to $52,637 incurred during the six months ended December 31, 2018. The decrease in expenses was mainly due to a decrease in transfer agent fees.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. For the six months ended December 31, 2019, we expensed $21,000 in consulting expense for Mr. Horkey They were valued on the date of the agreement and the stock price at that time was $.60.

During the six months ended December 31, 2019, we incurred interest expenses of $1,348 compared to $1,338 incurred during the six months ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended December 31, 2019

As of December 31, 2019, our current assets were $0 and our current liabilities were $443,165, which resulted in a working capital deficit of $443,165.

As of December 31, 2019, and June 30, 2019 our total liabilities were entirely of current liabilities.

Cash Flows from Operating Activities

For the six months ended December 31, 2019, net cash flows used in operating activities was $0 compared to net cash used in operating activity of $0 for the same period in 2018.

Cash Flows from Investing Activities

For the six months ended December 31, 2019 and December 31, 2018, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the six months ended December 31, 2019 and 2018, net cash flows from financing activities were $0 and $0 respectively.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2014, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095 of which As of December 31, 2019 this note has been either converted to stock or paid in full. The note payable accrued interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable, however as of June 30, 2020, the Shares have yet to be issued.

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

RESULTS OF OPERATION

For the three and nine months ended March 31, 2020 compared to the same period in 2019

Our net loss for the quarter ended March 31, 2020 was ($18,004) compared to a net loss of ($26,767) during the three months ended March 31, 2019. During the three months ended March 31, 2020 and March 31, 2019, we did not generate any revenue.

During the three months ended March 31, 2020, we incurred operating expenses of $17,330 compared to $26,093 incurred during the three months ended March 31, 2019. The decrease in expenses was mainly due to the decrease in shares to be issued for consulting

During the three months ended March 31, 2020, we incurred interest expenses of $674 compared to $674 incurred during the three months ended March 31, 2019.

Nine months Ended March 31, 2020 Compared to Nine months Ended March 31, 2019

Our net loss for the nine months ended March 31, 2020 was ($71,901) compared to a net loss of ($80,743) during the nine months ended March 31, 2019. During the nine months ended March 31, 2020 and March 31, 2019, we did not generate any revenue.

During the nine months ended March 31, 2020, we incurred operating expenses of $69,879 compared to $78,731 incurred during the nine months ended March 31, 2019. The decrease in expenses was mainly due to the decrease in shares to be issued for consulting.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. For the nine months ended March 31, 2020, we expensed $21,000 in consulting expense for Mr. Horkey They were valued on the date of the agreement and the stock price at that time was $.60.

During the nine months ended March 31, 2020, we incurred interest expenses of $2,022 compared to $2,012 incurred during the nine months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Nine months Ended March 31, 2019

As of March 31, 2020, our current assets were $0 and our current liabilities were $461,169, which resulted in a working capital deficit of $461,169.

As of March 31, 2020 and June 30, 2019, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the nine months ended March 31, 2020, net cash flows used in operating activities was $0 compared to net cash used in operating activity of $0 for the same period in 2019.

Cash Flows from Investing Activities

For the nine months ended March 31, 2020 and March 31, 2019, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the nine months ended March 31, 2020, net cash flows from financing activities was $0. For the nine months ended March 31, 2019 net cash flows used in financing activities was $0.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2020, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095. As of March 31, 2020, this note has been either converted to stock or paid. The note payable accrued interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable, however as of June 30, 2020, the Shares have yet to be issued. We issued 1,835,835 in September 9, 2020 for this conversion.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

GOING CONCERN

The independent auditors’ report accompanying our June 30, 2020 and June 30, 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trex Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trex Acquisitions Corp. (“the Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

August 27, 2021

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2020	June 30, 2019
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	-	21,000
TOTAL ASSETS	$-	$21,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$3,227	$3,148
Due to Related Party	419,716	353,220
Notes Payable Related Party	53,900	53,900
TOTAL CURRENT LIABILITIES	476,843	410,268
TOTAL LIABILITIES	476,843	410,268

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,073 issued and outstanding as of June 30, 2020 and June 30, 2019 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,105,674	1,105,674
Accumulated deficit	(2,398,616)	(2,311,041)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(476,843)	(389,268)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$21,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30,

	2020	2019
REVENUE	$-	$-

EXPENSES
Transfer Agent and Filing Fees	3,879	2,650
Shares to be issued for services	21,000	42,000
Management and Consulting Fees	60,000	60,000
Administration Fees	-	-
TOTAL EXPENSES	84,879	104,650

Loss from Operations	(84,879)	(104,650)

Interest Expense	(2,696)	(2,692)
LOSS BEFORE TAXES	(87,575)	(107,342)
Provision for Income Taxes	-	-
NET LOSS	$(87,575)	$(107,342)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.85)	$(1.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of June 30, 2020

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL
Balance, June 30, 2018	103,073	$103	$815,996	$1,105,674	$(2,203,699)	$(281,926)

Net Loss					(107,342)	(107,342)
Balance, June 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,311,041)	$(389,268)

Net Loss					(87,575)	(87,575)
Balance, June 30, 2020	103,073	$103	$815,996	$1,105,674	$(2,398,616)	$(476,843)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended June 30,

	2020	2019
OPERATING ACTIVITIES
Net Income (Loss)	$(87,575)	$(107,342)
Shares to be issued for services	21,000	42,000
Shares to be issued for failed merger	-	-
Change in Related Party Advances	66,496	65,942
Change Accounts Payable and Accrued Expenses	79	(600)
Net Cash Used by Operating Activities	-	-

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

As of June 30, 2020, the Company consists of itself and its 100% owned subsidiary Sync2 Networks International Ltd.

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

2020 TRXA Merger Sub Inc.

On March 13, 2020, the Company incorporated a wholly owned subsidiary, TRXA Merger Sub Inc., a Delaware corporation (“Merger Sub”) in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company. The Company’s Acquisition Consultants continue to provide vetted candidates for merger with the Company.

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

On March 13, 2020, the Company incorporated a wholly owned subsidiary, TRXA Merger Sub Inc., a Delaware corporation (“Merger Sub”) in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company. The Company’s Acquisition Consultants continue to provide vetted candidates for merger with the Company.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2020.

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

The company accounts for its non-employee stock-based compensation in accordance with Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since June 30, 2020 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, ”Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

•	Identify the contract with the customer
•	Identify the performance obligations in the contract
•	Determine the transaction price
•	Allocate the transaction price to the performance obligations in the contract
•	Recognize revenue when the company satisfies a performance obligation

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

As of June 30, 2020, we had a net operating loss carry-forward of approximately $(2,398,616) and a deferred tax asset of $503,709 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(503,709). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2020, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2020	June 30, 2019
Deferred Tax Asset	$503,709	$485,319
Valuation Allowance	(503,709)	(485,319)
Deferred Tax Asset (Net)	$-	$-

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

There were 1,835,835 potentially dilutive shares outstanding as of June 30, 2020 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had 450,000 in shares to be issued for services that were unissued at June 30, 2020. We also had outstanding warrants that could convert into 187,500 shares of common stock as of June 30, 2020. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,398,616 and a working capital deficit of $476,843 as of June 30, 2020.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. This note is currently in default. As of June 30, 2020, the accrued interest on this note was $10,402.

On June 24, 2014, the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. This note is currently in default. As of June 30, 2020, the accrued interest on this note was $5,825.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $60,000 for the years ended June 30, 2020 and June 30, 2019. These amounts were unpaid at June 30, 2020.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2018, the shares were unissued and recorded as shares to be issued. For the years ended June 30, 2020 and 2019 the company amortized and expensed $21,000 and $42,000 respectively.

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

Due to Related Parties

During the year ended June 30, 2020, the Company incurred management fees to related parties of $60,000.

During the year ended June 30, 2020, related parties advanced $3,800.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the three months ended September 30, 2019 and 2018 we expensed $10,500 and $10,500 respectively. These shares were issued as part of the January resolution referenced below.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the three months ended September 30, 2019 and 2018 we expensed $0 and $0 respectively. These shares were issued as part of the January resolution referenced below.

On January 21, 2020, the Company formally resolved to issue (a) 1,835,835 shares of its common stock in connection with prior Boardwalk convertible debt conversions, (b) 450,000 shares of its common stock in connection with management compensation, (c) 250,000 shares of its common stock to unit subscribers in connection with the failed Kerr transaction, and (d) 350,000 shares of its common stock in connection with a 2018 private sale of 350,000 shares to a related party for $47,500. These shares were issued on September 9, 2020.

On March 12. 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1,2014 consulting agreement. These shares were issued on September 9, 2020.

On September 9. 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, 400,000 of the Company’s common stock and to Lazarus Asset Management LLC, 400,000 of its common stock and 500,000 shares of its common stock were issued to the estate of a former shareholders. These shares were issued on November 23, 2022.

On March 24, 2021 the company issued 980,000 were issued for services rendered.

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2018		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2019		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2020		187,500	$0.75	187,500	$0.75	3.67

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

2020 and 2021 Stock Issuances

On January 21, 2020, the Company formally resolved to issue (a) 1,835,835 shares of its common stock in connection with prior Boardwalk convertible debt conversions, (b) 450,000 shares of its common stock in connection with management compensation, (c) 250,000 shares of its common stock to unit subscribers in connection with the failed Kerr transaction, and (d) 350,000 shares of its common stock in connection with a 2018 private sale of 350,000 shares to a related party for $47,500. These shares were issued on September 9, 2020.

On March 12. 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1,2014 consulting agreement. These shares were issued on September 9, 2020.

On September 9. 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, Four Hundred Thousand Shares (400,000) of the Company’s common stock and to Lazarus Asset Management LLC, Four Hundred Thousand Shares (400,000) of its common stock and 500,000 were issued to the estate of a former shareholders. These shares were issued on November 23, 2022.

On March 24, 2021 the company issued 980,000 were issued for services rendered.

During the Fiscal year ended June 30, 2021 two related parties’ paid expenses on behalf of the company in the amount of $93,496.

Table of Content

September 30, 2019

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
ASSETS	September 30, 2019	June 30, 2019
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	10,500	21,000
TOTAL ASSETS	$10,500	$21,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$3,590	$3,148
Due to Related Party	368,894	353,220
Notes payable related party	53,900	53,900
TOTAL CURRENT LIABILITIES	426,384	410,268
TOTAL LIABILITIES	426,384	410,268

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,073 issued and outstanding as of September 30, 2019 and June 30, 2019 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,105,674	1,105,674
Accumulated deficit	(2,337,657)	(2,311,041)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(415,884)	(389,268)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,500	$21,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30,
(Un-audited)

	2019	2018
REVENUE	$-	$-

EXPENSES
Transfer Agent and Filing Fees	442	699
Professional Fees	-	-
Shares to be issued for services	10,500	10,500
Management and Consulting Fees	15,000	15,000
Administration Fees	-	-
Bad Debt	-	-
TOTAL EXPENSES	25,942	26,199

Loss from Operations	(25,942)	(26,199)

Interest Expense	(674)	(664)
LOSS BEFORE TAXES	(26,616)	(26,863)
Provision for Income Taxes	-	-
NET LOSS	$(26,616)	$(26,863)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.26)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of September 30, 2019
(Un-audited)

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance June 30, 2018	103,073	103	815,996	1,105,674	(2,203,699)	(281,926)

Net Loss					(26,863)	(26,863)
Balance September 30, 2018	103,073	$103	$815,996	$1,105,674	$(2,230,562)	$(308,789)

Net Loss					(27,112)	(27,112)
Balance December 31, 2018	103,073	$103	$815,996	$1,105,674	$(2,257,674)	$(335,901)

Net Loss					(26,767)	(26,767)
Balance March 31, 2019	103,073	$103	$815,996	$1,105,674	$(2,284,441)	$(362,668)

Net Loss					(26,600)	(26,600)
Balance June 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,311,041)	$(389,268)

Net Loss					(26,616)	(26,616)
Balance September 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,337,657)	$(415,884)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended September 30,
(Un-audited)

	2019	2018
OPERATING ACTIVITIES
Net Income (Loss)	$(26,616)	$(26,863)
Shares to be issued for services	10,500	10,500
Change in Related Party Advances	15,674	18,915
Change Accounts Payable and Accrued Expenses	442	(2,552)
Net Cash Used by Operating Activities	-	-

FINANCING ACTIVITIES:
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2019

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2019.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2019 or June 30, 2019

Stock based compensations

The Company accounts for stock-based compensation in accordance with ASC Section 718 Compensation – Stock Compensation. Under the fair value recognition provisions of ASC 718 stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expensed ratably over the requisite service period/vesting period.

The company accounts for its non-employee stock-based compensation in accordance with Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since September 30, 2019 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, ”Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

•	Identify the contract with the customer
•	Identify the performance obligations in the contract
•	Determine the transaction price
•	Allocate the transaction price to the performance obligations in the contract
•	Recognize revenue when the company satisfies a performance obligation

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

There were 1,835,835 potentially dilutive shares outstanding as of September 30, 2019 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had 450,000 shares to be issued for consulting that were unissued as of September 30, 2019. We also had outstanding warrants that could convert into 187,500 shares of common stock as of September 30, 2019. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,337,657 and a working capital deficit of $426,384 as of September 30, 2019.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014, the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of September 30, 2019, the outstanding accrued interest was $8,674.

On June 24, 2014, the company entered into an unsecured promissory note with Squardron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of September 30, 2019, the outstanding accrued interest was $4,857.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended September 30, 2019. These amounts were unpaid as of September 30, 2019.

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

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of December 31, 2019, the shares were unissued and recorded as shares to be issued.

As of the date of filing, all of these Related Party Transactions have since been converted into shares of the Company’s Common Stock.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the three months ended September 30, 2019 and 2018 we expensed $10,500 and $10,500 respectively. These shares were issued as part of the January resolution referenced below.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the three months ended September 30, 2019 and 2018 we expensed $0 and $0 respectively. These shares were issued as part of the January resolution referenced below.

On January 21, 2020, the Company formally resolved to issue (a) 1,835,835 shares of its common stock in connection with prior Boardwalk convertible debt conversions, (b) 450,000 shares of its common stock in connection with management compensation, (c) 250,000 shares of its common stock to unit subscribers in connection with the failed Kerr transaction, and (d) 350,000 shares of its common stock in connection with a 2018 private sale of 350,000 shares to a related party for $47,500. These shares were issued on September 9, 2020.

On March 12. 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1,2014 consulting agreement. These shares were issued on September 9, 2020.

On September 9. 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, 400,000 of the Company’s common stock and to Lazarus Asset Management LLC, 400,000 of its common stock and 500,000 shares of its common stock were issued to the estate of a former shareholders. These shares were issued on November 23, 2022.

On March 24, 2021 the company issued 980,000 were issued for services rendered.

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2018		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2019		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding September 30, 2019		187,500	$0.75	187,500	$0.75	3.67

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

2020 and 2021 Stock Issuances

On January 21, 2020, the Company formally resolved to issue (a) 1,835,835 shares of its common stock in connection with prior Boardwalk convertible debt conversions, (b) 450,000 shares of its common stock in connection with management compensation, (c) 250,000 shares of its common stock to unit subscribers in connection with the failed Kerr transaction, and (d) 350,000 shares of its common stock in connection with a 2018 private sale of 350,000 shares to a related party for $47,500. These shares were issued on September 9, 2020.

On March 12. 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1,2014 consulting agreement. These shares were issued on September 9, 2020.

On September 9. 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, Four Hundred Thousand Shares (400,000) of the Company’s common stock and to Lazarus Asset Management LLC, Four Hundred Thousand Shares (400,000) of its common stock and 500,000 were issued to the estate of a former shareholders. These shares were issued on November 23, 2022.

On March 24, 2021 the company issued 980,000 were issued for services rendered.

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

December 31, 2019

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
ASSETS	December 31, 2019	June 30, 2019
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	-	21,000
TOTAL ASSETS	$-	$21,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$897	$3,148
Due to Related Party	388,368	353,220
Notes payable related party	53,900	53,900
TOTAL CURRENT LIABILITIES	443,165	410,268
TOTAL LIABILITIES	443,165	410,268

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,073 issued and outstanding as of December 30, 2019 and June 30, 2019 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,105,674	1,105,674
Accumulated deficit	(2,364,938)	(2,311,041)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(443,165)	(389,268)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$21,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended December 31,
(Un-audited)

	three months ended		six months ended
	2019	2018	2019	2018
REVENUE	$-	$-	$-	$-

EXPENSES
Transfer Agent and Filing Fees	1,107	938	1,549	1,637
Professional Fees	-	-	-	-
Shares to be issued for services	10,500	10,500	21,000	21,000
Management and Consulting Fees	15,000	15,000	30,000	30,000
Administration Fees	-	-	-	-
Bad Debt	-	-	-	-
TOTAL EXPENSES	26,607	26,438	52,549	52,637

Loss from Operations	(26,607)	(26,438)	(52,549)	(52,637)

Interest Expense	(674)	(674)	(1,348)	(1,338)
LOSS BEFORE TAXES	(27,281)	(27,112)	(53,897)	(53,975)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(27,281)	$(27,112)	$(53,897)	$(53,975)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.26)	$(0.26)	$(0.52)	$(0.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of December 31, 2019
(Un-audited)

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance June 30, 2018	103,073	103	815,996	1,105,674	(2,203,699)	(281,926)

Net Loss					(26,863)	(26,863)
Balance September 30, 2018	103,073	$103	$815,996	$1,105,674	$(2,230,562)	$(308,789)

Net Loss					(27,112)	(27,112)
Balance December 31, 2018	103,073	$103	$815,996	$1,105,674	$(2,257,674)	$(335,901)

Net Loss					(26,767)	(26,767)
Balance March 31, 2019	103,073	$103	$815,996	$1,105,674	$(2,284,441)	$(362,668)

Net Loss					(26,600)	(26,600)
Balance June 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,311,041)	$(389,268)

Net Loss					(26,616)	(26,616)
Balance September 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,337,657)	$(415,884)

Net Loss					(27,281)	(27,281)
Balance December 31, 2019	103,073	$103	$815,996	$1,105,674	$(2,364,938)	$(443,165)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended December 31,
(Un-audited)

	2019	2018
OPERATING ACTIVITIES
Net Income (Loss)	$(53,897)	$(53,975)
Shares to be issued for services	21,000	21,000
Change in Related Party Advances	35,148	34,588
Change Accounts Payable and Accrued Expenses	(2,251)	(1,613)
Net Cash Used by Operating Activities	-	-

FINANCING ACTIVITIES:
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2019

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2019.

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

The company accounts for its non-employee stock-based compensation in accordance with Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since December 31, 2019 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, ”Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

•	Identify the contract with the customer
•	Identify the performance obligations in the contract
•	Determine the transaction price
•	Allocate the transaction price to the performance obligations in the contract
•	Recognize revenue when the company satisfies a performance obligation

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

There were 1,835,835 potentially dilutive shares outstanding as of December 31, 2018 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had 450,000 of shares to be issued for consulting that were unissued as of December 31, 2019. We also had outstanding warrants that could convert into 187,500 shares of common stock as of December 31, 2019. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,364,938 and a working capital deficit of $443,165 at December 31, 2019.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of December 31, 2019, the outstanding accrued interest was $9,538.

On June 24, 2014 the company entered into an unsecured promissory note with Squardron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of December 31, 2019, the outstanding accrued interest was $5,341.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended December 31, 2019 and $30,000 for the six months ended December 31, 2019. These amounts were unpaid at the end of the quarter and six months ended December 31, 2019.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended December 31, 2019, the Company was advanced $3,800 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000. During the six months ended December 31, 2019, the company incurred management fees to these same related parties $30,000.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of December 31, 2019, the shares were unissued and recorded as shares to be issued.

As of the date of filing, all of these Related Party Transactions have since been converted into shares of the Company’s Common Stock.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the six months ended December 31, 2019 and 2018 we expensed $21,000 and $21,000 respectively. These shares were issued as part of the January resolution referenced below.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the six months ended December 31, 2019 and 2018 we expensed $0 and $0 respectively. These shares were issued as part of the January resolution referenced below.

On January 21, 2020, the Company formally resolved to issue (a) 1,835,835 shares of its common stock in connection with prior Boardwalk convertible debt conversions, (b) 450,000 shares of its common stock in connection with management compensation, (c) 250,000 shares of its common stock to unit subscribers in connection with the failed Kerr transaction, and (d) 350,000 shares of its common stock in connection with a 2018 private sale of 350,000 shares to a related party for $47,500. These shares were issued on September 9, 2020.

On March 12. 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1,2014 consulting agreement. These shares were issued on September 9, 2020.

On September 9. 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, 400,000 of the Company’s common stock and to Lazarus Asset Management LLC, 400,000 of its common stock and 500,000 shares of its common stock were issued to the estate of a former shareholders. These shares were issued on November 23, 2022.

On March 24, 2021 the company issued 980,000 were issued for services rendered.

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2018		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2019		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding December 31, 2019		187,500	$0.75	187,500	$0.75	3.67

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

2020 and 2021 Stock Issuances

On January 21, 2020, the Company formally resolved to issue (a) 1,835,835 shares of its common stock in connection with prior Boardwalk convertible debt conversions, (b) 450,000 shares of its common stock in connection with management compensation, (c) 250,000 shares of its common stock to unit subscribers in connection with the failed Kerr transaction, and (d) 350,000 shares of its common stock in connection with a 2018 private sale of 350,000 shares to a related party for $47,500. These shares were issued on September 9, 2020.

On March 12. 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1,2014 consulting agreement. These shares were issued on September 9, 2020.

On September 9. 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, 400,000 of the Company’s common stock and to Lazarus Asset Management LLC, 400,000 of its common stock and 500,000 shares of its common stock were issued to the estate of a former shareholders. These shares were issued on November 23, 2022.

On March 24, 2021 the company issued 980,000 were issued for services rendered.

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

March 31, 2020

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	March 31, 2020	June 30, 2019
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	-	21,000
TOTAL ASSETS	$-	$21,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$3,227	$3,148
Due to Related Party	404,042	353,220
Notes Payable Related Party	53,900	53,900
TOTAL CURRENT LIABILITIES	461,169	410,268
TOTAL LIABILITIES	461,169	410,268

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 103,073 issued and outstanding as of March 31, 2020 and June 30, 2019 respectively	103	103
Additional Paid In Capital	815,996	815,996
Shares to be issued	1,105,674	1,105,674
Accumulated deficit	(2,382,942)	(2,311,041)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(461,169)	(389,268)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$21,000

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended March 31,
(Un-audited)

	three months ended		nine months ended
	2020	2019	2020	2019
REVENUE	$-	$-	$-	$-

EXPENSES
Transfer Agent and Filing Fees	2,330	593	3,879	2,231
Professional Fees	-	-	-	-
Shares to be issued for services	-	10,500	21,000	31,500
Management and Consulting Fees	15,000	15,000	45,000	45,000
Administration Fees	-	-	-	-
Bad Debt	-	-	-	-
TOTAL EXPENSES	17,330	26,093	69,879	78,731

Loss from Operations	(17,330)	(26,093)	(69,879)	(78,731)

Interest Expense	(674)	(674)	(2,022)	(2,012)
LOSS BEFORE TAXES	(18,004)	(26,767)	(71,901)	(80,743)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(18,004)	$(26,767)	$(71,901)	$(80,743)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.17)	$(0.26)	$(0.70)	$(0.78)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	103,073	103,073	103,073	103,073

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of March 31, 2020
(Un-audited)

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance June 30, 2018	103,073	103	815,996	1,105,674	(2,203,699)	(281,926)

Net Loss					(26,863)	(26,863)
Balance September 30, 2018	103,073	$103	$815,996	$1,105,674	$(2,230,562)	$(308,789)

Net Loss					(27,112)	(27,112)
Balance December 31, 2018	103,073	$103	$815,996	$1,105,674	$(2,257,674)	$(335,901)

Net Loss					(26,767)	(26,767)
Balance March 31, 2019	103,073	$103	$815,996	$1,105,674	$(2,284,441)	$(362,668)

Net Loss					(26,600)	(26,600)
Balance June 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,311,041)	$(389,268)

Net Loss					(26,616)	(26,616)
Balance September 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,337,657)	$(415,884)

Net Loss					(27,281)	(27,281)
Balance December 31, 2019	103,073	$103	$815,996	$1,105,674	$(2,364,938)	$(443,165)

Net Loss					(18,004)	(18,004)
Balance March 31, 2020	103,073	$103	$815,996	$1,105,674	$(2,382,942)	$(461,169)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31,
(Un-audited)

	2020	2019
OPERATING ACTIVITIES
Net Income (Loss)	$(71,901)	$(80,743)
Shares to be issued for services	21,000	31,500
Change in Related Party Advances	50,821	50,261
Change Accounts Payable and Accrued Expenses	80	(1,018)
Net Cash Used by Operating Activities	-	-

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2020

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

2020 TRXA Merger Sub Inc.

On March 13, 2020, the Company incorporated a wholly owned subsidiary, TRXA Merger Sub Inc., a Delaware corporation (“Merger Sub”) in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company. The Company’s Acquisition Consultants continue to provide vetted candidates for merger with the Company.

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

2020 TRXA Merger Sub Inc.

On March 13, 2020, the Company incorporated a wholly owned subsidiary, TRXA Merger Sub Inc., a Delaware corporation (“Merger Sub”) in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company. The Company’s Acquisition Consultants continue to provide vetted candidates for merger with the Company.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2020.

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

The company accounts for its non-employee stock-based compensation in accordance with Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since March 31, 2020 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, ”Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

•	Identify the contract with the customer
•	Identify the performance obligations in the contract
•	Determine the transaction price
•	Allocate the transaction price to the performance obligations in the contract
•	Recognize revenue when the company satisfies a performance obligation

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

There were 1,835,835 potentially dilutive shares outstanding as of March 31, 2020 resulting from shares to be issued per the conversion of related party debt (see Note 4). We also had 450,000 of shares to be issued for compensation that were unissued as of March 31, 2020. We also had outstanding warrants that could convert into 187,500 shares of common stock as of March 31, 2020. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,382,942 and a working capital deficit of $443,165 as of March 31, 2020.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014, the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of March 31, 2020, the accrued interest on this note was $9,970.

On June 24, 2014, the company entered into an unsecured promissory note with Squardron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of March 31, 2020, the accrued interest on this note was $5,583.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended March 31, 2020 and $45,000 for the nine months ended March 31, 2020. These amounts were unpaid at the end of the quarter and nine months ended March 31, 2020.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended March 31, 2017, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000. During the nine months ended March 31, 2020, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $45,000.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of March 31, 2020 the shares were unissued and recorded as shares to be issued.

All of these Related Party Transactions have since been converted into shares of the Company’s Common Stock, as of the date of this filing.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the nine months ended March 31, 2020 and 2019 we expensed $21,000 and $31,500 respectively. These shares were issued as part of the January resolution referenced below.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the nine months ended March 31, 2020 and 2019 we expensed $0 and $0 respectively. These shares were issued as part of the January resolution referenced below.

On January 21, 2020, the Company formally resolved to issue (a) 1,835,835 shares of its common stock in connection with prior Boardwalk convertible debt conversions, (b) 450,000 shares of its common stock in connection with management compensation, (c) 250,000 shares of its common stock to unit subscribers in connection with the failed Kerr transaction, and (d) 350,000 shares of its common stock in connection with a 2018 private sale of 350,000 shares to a related party for $47,500. These shares were issued on September 9, 2020.

On March 12. 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1,2014 consulting agreement. These shares were issued on September 9, 2020.

On September 9. 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, 400,000 of the Company’s common stock and to Lazarus Asset Management LLC, 400,000 of its common stock and 500,000 shares of its common stock were issued to the estate of a former shareholders. These shares were issued on November 23, 2022.

On March 24, 2021 the company issued 980,000 were issued for services rendered.

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2018		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2019		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding March 31, 2020		187,500	$0.75	187,500	$0.75	3.67

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

2020 and 2021 Stock Issuances

On January 21, 2020, the Company formally resolved to issue (a) 1,835,835 shares of its common stock in connection with prior Boardwalk convertible debt conversions, (b) 450,000 shares of its common stock in connection with management compensation, (c) 250,000 shares of its common stock to unit subscribers in connection with the failed Kerr transaction, and (d) 350,000 shares of its common stock in connection with a 2018 private sale of 350,000 shares to a related party for $47,500. These shares were issued on September 9, 2020.

On March 12. 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $890,000 in debt owed to consultants pursuant to a July 1,2014 consulting agreement. These shares were issued on September 9, 2020.

On September 9. 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, Four Hundred Thousand Shares (400,000) of the Company’s common stock and to Lazarus Asset Management LLC, Four Hundred Thousand Shares (400,000) of its common stock and 500,000 were issued to the estate of a former shareholders. These shares were issued on November 23, 2022.

On March 24, 2021 the company issued 980,000 were issued for services rendered.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2020, our internal control over financial reporting is not effective based on those criteria, due to the following:

18

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ended June 30, 2020 and June 30, 2019.

Summary Compensation Table

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Frank Horkey, Note 1)	2015-2020	0	0	0	0	0	0	0	0
President/Secretary/Treasurer/CFO

Note 1) On January 1, 2015, the company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2020, these shares remained unissued.

OUTSTANDING EQUITY AWARDS

We do not have any effective stock option or other equity award plans. Therefore, as of June 30, 2020, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal years ended June 30, 2020 and June 30, 2019:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Frank Horkey 2014-2020	0	0	0	0	0	0	0

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

On September 9, 2020, Frank Horkey Pres/CEO, Secretary CFO and sole director was issued 350,000 shares of the Company’s common stock pursuant to a certain Management Agreement dated January 1, 2015. Mr. Horkey has no options to purchase any stock.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2020 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2020 the shares were unissued and recorded as shares to be issued. These shares were issued on September 9, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2020 and June 30, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $10,000, respectively.

Other Audit Fees

For the fiscal years ended June 30, 2020 and June 30, 2019, there were no fees billed for other audit fees.

Tax Fees

For the fiscal years ended June 30, 2020 and June 30, 2019, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

TREX Acquisition Corp. a Nevada corporation

August 27, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

August 27, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 27, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

