Form 10-K
period 2021-06-30
Trex Acquisition Corp.
filed 2021-10-06
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2020, approximately $49,351.

As of date of filing October 1, 2021 there were 16,169,106 shares of the issuer’s common stock issued and outstanding (par value $.001).

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

This comprehensive annual report on Form 10-K (the “Super 10-K”) includes the Company’s financial statements for the fiscal year ending June 30, 2021. The Company became delinquent in its filings primarily due to financial circumstances directly related to the failure of its core operating business. Since fiscal year ending June 30, 2014 until the date of this filing, the Company has not maintained an operating business from which it could draw the financial resources to retain and compensate the required professionals needed to maintain compliance. Each Super 10-K for a given fiscal year contains all required information and disclosures to shareholders that each quarterly and annual report would normally have provided had such quarterly and annual report had been filed timely. In the interest of complete disclosure, the Company has included current information in this annual report for all material events and developments that have taken place since June 30, 2014 through the filing date of this annual report.

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

CURRENT BUSINESS OPERATIONS

For the fiscal year ending June 30, 2021 , the Company did not have any material business operations. From the period covered in this filing until the date of this filing, the Company has not had any material business operations.

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

On March 12, 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $473,616 in debt owed to consultants pursuant to a July 1,2014 consulting agreement, this includes all notes payable, accrued interest and other advances. These shares were issued on September 9, 2020.

On September 9, 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, Four Hundred Thousand Shares (400,000) of the Company’s common stock and to Lazarus Asset Management LLC, Four Hundred Thousand Shares (400,000) of its common stock and 500,000 were issued to the estate of a former shareholders. These shares were issued on November 23, 2021.

On March 24, 2021 the company issued 980,000 were issued for advances and payments made on behalf of the company and management services rendered by related parties.

On August 6, 2021 the company issued 1,500,000 for the conversion of 45,000 in related party payables, which included advances and payments made on behalf of the company and management services rendered by related parties.

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

Quarter Ended	High Bid	Low Bid
June 30, 2020	.81	.81
March 31, 2020	.81	.81
December 31, 2019	1.26	1.26
September 30, 2019	.51	.51
June 30, 2021	1.75	1.75
March 31, 2021	1.10	1.10
December 31, 2020	1.28	1.10
September 30, 2020	.25	.25

HOLDERS

As of June 30, 2021, the number of stockholders of record is 59. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

On May 14, 2014, the company entered into a subscription agreement for 157,500 units at $.80 per share for a total of $125,000. Each unit consists of 1 share of common stock and one Series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2020.

On May 14, 2014, the company entered into a subscription agreement for 32,000 units at $.80 per share for a total of $25,000. Each unit consists of 1 share of common stock and one series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2020.

On July 14, 2014, the company entered into a subscription agreement for 62,500 units at $.80 per share for a total of $50,000. Each unit consists of 1 share of common stock, two series A warrants for each to purchase one share of common stock at $.65 per share and one series B warrant to purchase one share of common stock at $.80. Each series A warrant expires three years from the date of issuance and each series B warrant expires 5 years from the date of issuance. These shares are unissued and accounted for in the shares to be issued on June 30, 2020.

On September 21, 2015 Boardwalk assignees agreed to convert $691,927 in related party debt into 1,835,835 shares of the company’s common Stock.

On January 1, 2015, the company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. These shares were issued on September 4, 2020, but accounted for in the shares to be issued on June 30, 2021.

On January 1, 2015, the company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the stock price at that time was $.60. These shares were issued on September 4, 2020, but accounted for in the shares to be issued on June 30, 2021.

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

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $473,616 in debt owed to consultants pursuant to a July 1,2014 consulting agreement, this includes all notes payable, accrued interest and other advances. These shares were issued on September 9, 2020.

On September 9, 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, 400,000 of the Company’s common stock and to Lazarus Asset Management LLC, 400,000 of its common stock and 500,000 shares of its common stock were issued to the estate of a former shareholders. These shares were issued on November 23, 2021.

On March 24, 2021 the company issued 980,000 were issued for advances and payments made on behalf of the company and management services rendered by related parties.

On August 6, 2021 the company issued 1,500,000 for the conversion of 45,000 in related party payables, which included advances and payments made on behalf of the company and management services rendered by related parties.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2021, we had no equity compensation plans which authorized an issuance of our equity securities.

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

TRANSFER AGENT

The stock transfer agent for our securities is Equiniti, 3200 Cherry Creek South Drive, Denver, Colorado 80209.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended June 30, 2021 and June 30, 2020 together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors.” Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Year Ended June 30, 2021 Compared to Year Ended June 30, 2020

Our net loss for the year ended June 30, 2021, was ($467,943) compared to a net loss of ($87,575) during the year ended June 30, 2020. The increase in the net loss was mainly due to an increase in shares issued for services. During the years ended June 30, 2021, and June 30, 2020, we did not generate any revenue.

During the year ended June 30, 2021, we incurred operating expenses of $467,943 compared to $84,879 incurred during the year ended June 30, 2020. The increase was mainly due to an increase in shares issued for services.

During the year ended June 30, 2021, we incurred interest expenses of $0, compared to $2,696 incurred during the year ended June 30, 2020.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. As of June 30, 2021, all of Mr. Horkeys consulting expense had been amortized and we expensed $0 in consulting expense in 2021. They were valued on the date of the agreement and the stock price at that time was $.60.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended June 30, 2021

As of June 30, 2021, our current assets were $0 and our current liabilities were $46,124, which resulted in a working capital deficit of $46,124.

As of June 30, 2021, our total liabilities were $46,124 comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the year ended June 30, 2021, net cash flows used in operating activities was $(0) compared to net cash used in operating activity of $0 for the same period in 2020.

Cash Flows from Investing Activities

For the year ended June 30, 2021 and June 30, 2020, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the year ended June 30, 2021, net cash flows from financing activities were $0. For the year ended June 30, 2020, net cash flows provided by financing activities was $0.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of June 30, 2014, we had a note payable dated June 30, 2010 in the principal amount of $1,253,095. As of March 31, 2016, this note has been either converted to stock or paid. The note payable accrues interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 21, 2014, the note payable balance of $691,926 ($650,000 at June 30, 2013 plus additional advances of $41,926 for the year ended June 30, 2021) has been converted into shares of common stock. See “Item 5.

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

RESULTS OF OPERATION

Quarter Ended September 30, 2020 Compared to Quarter Ended September 30, 2019

Our net loss for the quarter ended September 30, 2020 was ($336,539) compared to a net loss of ($26,616) during the quarter ended September 30, 2019.

During the quarter ended September 30, 2020, we incurred operating expenses of $336,539 compared to $25,942 incurred during the quarter ended September 30, 2019. The increase in expenses was mainly due to an increase in shares issued for services.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. As of June 30, 2021, all of Mr. Horkeys consulting expense had been amortized and we expensed $0 in consulting expense in 2021. They were valued on the date of the agreement and the stock price at that time was $.60.

During the quarter ended September 30, 2020, we incurred interest expenses of $0 compared to $674 incurred during the quarter ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended September 30, 2020

As of September 30, 2020, our current assets were $0 and our current liabilities were $39,766, which resulted in a working capital deficit of $39,766.

As of September 30, 2020, and 2019, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the three months ended September 30, 2020, net cash flows used in operating activities was $0 compared to net cash used in operating activity of $0 for the same period in 2019.

Cash Flows from Investing Activities

For the three months ended September 30, 2020 and September 30, 2019, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the three months ended September 30, 2020 and 2019, net cash flows from financing activities was $0.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2014, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095 of which As of September 30, 2020 this note has been either converted to stock or paid in full. The note payable accrued interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable. These shares were issued on September 9, 2020.

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

RESULTS OF OPERATION

Quarter Ended December 31, 2020 Compared to Quarter Ended December 31, 2019

Our net loss for the quarter ended December 31, 2020 was ($41,479) compared to a net loss of ($27,281) during the quarter ended December 31, 2019.

During the quarter ended December 31, 2020, we incurred operating expenses of $41,479 compared to $26,607 incurred during the quarter ended December 31, 2019. The increase in expenses was mainly due to an increase in professional fees.

During the quarter ended December 31, 2020, we incurred interest expenses of $0 compared to $674 incurred during the quarter ended December 31, 2019.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

Our net loss for the six months ended December 31, 2020 was ($378,018) compared to a net loss of ($53,897) during the six months ended December 31, 2019. The increase in net loss was mainly due to the increase in shares issued for services.

During the six months ended December 31, 2020, we incurred operating expenses of $378,018 compared to $52,549 incurred during the six months ended December 31, 2019. The increase in net loss was mainly due to the increase in shares issued for services.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. As of June 30, 2021, all of Mr. Horkeys consulting expense had been amortized and we expensed $0 in consulting expense in 2021. They were valued on the date of the agreement and the stock price at that time was $.60.

During the six months ended December 31, 2020, we incurred interest expenses of $0 compared to $1,348 incurred during the six months ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended December 31, 2020

As of December 31, 2020, our current assets were $0 and our current liabilities were $1,072, which resulted in a working capital deficit of $1,072.

As of December 31, 2020, and June 30, 2020 our total liabilities were entirely of current liabilities.

Cash Flows from Operating Activities

For the six months ended December 31, 2020, net cash flows used in operating activities was $0 compared to net cash used in operating activity of $0 for the same period in 2019.

Cash Flows from Investing Activities

For the six months ended December 31, 2020, and December 31, 2019, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the six months ended December 31, 2020, and 2019, net cash flows from financing activities were $0 and $0 respectively.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2014, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095 of which As of December 31, 2020 this note has been either converted to stock or paid in full. The note payable accrued interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable, the Shares issued on September 9, 2020.

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

RESULTS OF OPERATION

For the three and nine months ended March 31, 2021 compared to the same period in 2020

Our net loss for the quarter ended March 31, 2021 was ($43,901) compared to a net loss of ($18,004) during the three months ended March 31, 2020. During the three months ended March 31, 2021 and March 31, 2020, we did not generate any revenue.

During the three months ended March 31, 2021, we incurred operating expenses of $43,901 compared to $17,330 incurred during the three months ended March 31, 2020. The increase in expenses was mainly due to the increase in professional fees and the increase in share based expense.

During the three months ended March 31, 2021, we incurred interest expenses of $0 compared to $674 incurred during the three months ended March 31, 2020.

Nine months Ended March 31, 2021 Compared to Nine months Ended March 31, 2020

Our net loss for the nine months ended March 31, 2021 was ($421,917) compared to a net loss of ($71,901) during the nine months ended March 31, 2020. During the nine months ended March 31, 2021 and March 31, 2020, we did not generate any revenue.

During the nine months ended March 31, 2020, we incurred operating expenses of $421,917 compared to $69,879 incurred during the nine months ended March 31, 2020. The increase in expenses was mainly due to the increase in shares issued for services and professional fees.

On January 1, 2015, the company entered into a management agreement with Mr. Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. As of June 30, 2021, all of Mr. Horkeys consulting expense had been amortized and we expensed $0 in consulting expense in 2021. They were valued on the date of the agreement and the stock price at that time was $.60.

During the nine months ended March 31, 2021, we incurred interest expenses of $0 compared to $2,022 incurred during the nine months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Nine months Ended March 31, 2020

As of March 31, 2021, our current assets were $0 and our current liabilities were $100, which resulted in a working capital deficit of $100.

As of March 31, 2021, and June 30, 2020, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the nine months ended March 31, 2021, net cash flows used in operating activities was $0 compared to net cash used in operating activity of $0 for the same period in 2020.

Cash Flows from Investing Activities

For the nine months ended March 31, 2021, and March 31, 2020, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the nine months ended March 31, 2021, net cash flows from financing activities was $0. For the nine months ended March 31, 2020, net cash flows used in financing activities was $0.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of March 31, 2021, we have a note payable dated June 30, 2010 in the principal amount of $1,253,095. As of March 31, 2021, this note has been either converted to stock or paid. The note payable accrued interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 14, 2014, the amounts due to related parties on convertible notes was $0. The Board of Directors approved convert $691,926 of these related party notes payable. We issued 1,835,835 in September 9, 2020 for this conversion and the balance due on this note as of June 30, 2021 was $0.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

GOING CONCERN

The independent auditors’ report accompanying our June 30, 2021 and June 30, 2020 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trex Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trex Acquisitions Corp. (“the Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2018. Spokane, Washington
October 1, 2021

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$1,124	$3,227
Due to Related Party	45,000	419,716
Notes Payable Related Party	-	53,900
TOTAL CURRENT LIABILITIES	46,124	476,843
TOTAL LIABILITIES	46,124	476,843

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 14,669,106 and 103,073 issued and outstanding as of June 30, 2021 and June 30, 2020 respectively	14,669	103
Additional Paid In Capital	2,805,766	815,996
Shares to be issued	-	1,105,674
Accumulated deficit	(2,866,559)	(2,398,616)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(46,124)	(476,843)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30,

	2021	2020
REVENUE	$-	$-

EXPENSES
Transfer Agent and Filing Fees	11,193	3,879
Shares to be issued for services	-	21,000
Shares issued for services	300,000	-
Professional fees	94,000	-
Management and Consulting Fees	60,000	60,000
Administration Fees	2,750	-
TOTAL EXPENSES	467,943	84,879

Loss from Operations	(467,943)	(84,879)

Interest Expense	-	(2,696)
LOSS BEFORE TAXES	(467,943)	(87,575)
Provision for Income Taxes	-	-
NET LOSS	$(467,943)	$(87,575)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.04)	$(0.85)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	10,949,180	103,073

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
as of June 30, 2021

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL
Balance, June 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,311,041)	$(389,268)

Net Loss	-	-	-	-	(87,575)	(87,575)
Balance, June 30, 2020	103,073	$103	$815,996	$1,105,674	$(2,398,616)	$(476,843)

Shares issued from to be issued	2,535,835	2,536	1,103,138	(1,105,674)	-	-
Shares issued from private sale	350,000	350	(350)	-	-	-
Shares issued for services	300,000	300	299,700	-	-	300,000
Shares issued for settlement on related party payables	11,380,198	11,380	587,282	-	-	598,662

Net Loss	-	-	-	-	(467,943)	(467,943)
Balance June 30, 2021	14,669,106	$14,669	$2,805,766	$-	$(2,866,559)	$(46,124)

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended June 30,

	2021	2020
OPERATING ACTIVITIES
Net Income (Loss)	$(467,943)	$(87,575)
Shares to be issued for services	-	21,000
Shares issued for services	300,000	-
Change in Related Party Advances	170,046	66,496
Change Accounts Payable and Accrued Expenses	(2,103)	79
Net Cash Used by Operating Activities	-	-

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Shares issued for debt conversion	$598,662	$-

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company consists of itself and its 100% owned subsidiary Sync2 Networks International Ltd.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2021.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since June 30, 2021 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

As of June 30, 2021, we had a net operating loss carry-forward of approximately $(2,866,559) and a deferred tax asset of $601,977 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(601,977). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2021	June 30, 2020
Deferred Tax Asset	$601,977	$503,709
Valuation Allowance	(601,977)	(503,709)
Deferred Tax Asset (Net)	$-	$-

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

There were outstanding warrants that could convert into 187,500 shares of common stock as of June 30, 2021. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,866,559 and a working capital deficit of $46,124 as of June 30, 2021.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. This note is currently in default. As of June 30, 2021, all outstanding balances had been converted into common stock and the balance on this note was $0.

On June 24, 2014, the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. This note is currently in default. As of June 30, 2021, all outstanding balances had been converted into common stock and the balance on this note was $0.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $60,000 for the years ended June 30, 2021 and June 30, 2020. As of June 30, 2021, all but $45,000 had been converted into common stock, The balance of $45,000 was subsequently converted into common stock on August 8, 2021.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of June 30, 2018, the shares were unissued and recorded as shares to be issued. For the years ended June 30, 2021 and 2020 the company amortized and expensed $0 and $21,000 respectively.

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

Due to Related Parties

During the year ended June 30, 2021, the Company incurred management fees to related parties of $60,000.

During the year ended June 30, 2021, related parties advanced $3,800.

During the year ended June 30, 2021 the company converted $598,662 in related party debt, including amounts due for advances and accrued management fees, into11,380,198 shares of common stock.

Subsequently on August 6, 2021 the company issued 1,500,000 for the conversion of $45,000 in related party payables.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the years ended June 30, 2021 and 2020 we expensed $0 and $21,000 respectively. These shares were issued as part of the January resolution referenced below.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the years ended June 30, 2021 and 2020 we expensed $0 and $0 respectively. These shares were issued as part of the January resolution referenced below.

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

On March 12. 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $473,616 in debt owed to consultants pursuant to a July 1,2014 consulting agreement, this includes all notes payable, accrued interest and other advances. These shares were issued on September 9, 2020.

On September 9. 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, 400,000 of the Company’s common stock and to Lazarus Asset Management LLC, 400,000 of its common stock and 500,000 shares of its common stock were issued to the estate of a former shareholders. These shares were issued on November 23, 2020.

On March 24, 2021 the company issued 980,000 were issued for advances and payments made on behalf of the company and management services rendered by related parties.

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2019		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2020		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2021		187,500	$0.75	187,500	$0.75	3.67

NOTE 7 – SUBSEQUENT EVENTS

On August 6, 2021 the company issued 1,500,000 for the conversion of $45,000 in related party payables.

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

September 30, 2020

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
	September 30, 2020	June 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$691	$3,227
Due to Related Party	39,075	419,716
Notes payable related party	-	53,900
TOTAL CURRENT LIABILITIES	39,766	476,843
TOTAL LIABILITIES	39,766	476,843

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 12,389,106 and 103,073 issued and outstanding as of September 30, 2020 and June 30, 2020 respectively	12,389	103
Additional Paid In Capital	2,683,000	815,996
Shares to be issued	-	1,105,674
Accumulated deficit	(2,735,155)	(2,398,616)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(39,766)	(476,843)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30,
(Un-audited)

	2020	2019
REVENUE	$-	$-

EXPENSES
Transfer Agent and Filing Fees	3,539	442
Professional Fees	18,000	-
Shares issued and to be issued for services	300,000	10,500
Management and Consulting Fees	15,000	15,000
Administration Fees	-	-
Bad Debt	-	-
TOTAL EXPENSES	336,539	25,942

Loss from Operations	(336,539)	(25,942)

Interest Expense	-	(674)
LOSS BEFORE TAXES	(336,539)	(26,616)
Provision for Income Taxes	-	-
NET LOSS	$(336,539)	$(26,616)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.12)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	2,906,373	103,073

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
as of September 30, 2020
(Un-audited)

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance June 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,311,041)	$(389,268)

Net Loss					(26,616)	(26,616)
Balance September 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,337,657)	$(415,884)

Net Loss					(27,281)	(27,281)
Balance December 31, 2019	103,073	$103	$815,996	$1,105,674	$(2,364,938)	$(443,165)

Net Loss					(18,004)	(18,004)
Balance March 31, 2020	103,073	$103	$815,996	$1,105,674	$(2,382,942)	$(461,169)

Net Loss					(15,674)	(15,674)
Balance June 30, 2020	103,073	$103	$815,996	$1,105,674	$(2,398,616)	$(476,843)

Shares issued from to be issued	2,535,835	2,536	1,103,138	(1,105,674)		-
Shares issued from private sale	350,000	350	(350)			-
Shares issued for services	300,000	300	299,700			300,000
Shares issued for settlement on related party payables	9,100,198	9,100	464,516			473,616

Net Loss					(336,539)	(336,539)
Balance September 30, 2020	12,389,106	$12,389	$2,683,000	$-	$(2,735,155)	$(39,766)

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended September 30,
(Un-audited)

	2020	2019
OPERATING ACTIVITIES
Net Income (Loss)	$(336,539)	$(26,616)
Shares to be issued for services	300,000	10,500

Change in Related Party Advances	39,075	15,674
Change Accounts Payable and Accrued Expenses	(2,536)	442
Net Cash Used by Operating Activities	-	-

FINANCING ACTIVITIES:
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Shares issued for debt conversion	$473,616	$-

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes there included in our annual report on form 10k for the fiscal year end June 30, 2020, as filed with the US Securities and Exchange Commission.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2020.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2020 or June 30, 2020

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since September 30, 2020 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

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

There were outstanding warrants that could convert into 187,500 shares of common stock as of September 30, 2020. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,735,155 and a working capital deficit of $39,766 as of September 30, 2020.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014, the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of September 30, 2020, the outstanding was converted into common stock and the balance on this note was $0.

On June 24, 2014, the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of September 30, 2020, the outstanding was converted into common stock and the balance on this note was $0.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the quarter ended September 30, 2020. These amounts were unpaid as of September 30, 2020.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the quarter ended September 30, 2020, the Company was advanced $0 in cash to pay for operations by certain related parties and incurred management fees to these same related parties $15,000.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. These shares were issued on September 9, 2020.

During the three months ended September 30, 2020 the company converted $473,616 in related party debt into 9,100,198 shares of common stock.

As of the date of filing, all of these Related Party Transactions have since been converted into shares of the Company’s Common Stock.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the three months ended September 30, 2020 and 2019 we expensed $0 and $10,500 respectively. These shares were issued as part of the January resolution referenced below.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the three months ended September 30, 2020 and 2019 we expensed $0 and $0 respectively. These shares were issued as part of the January resolution referenced below.

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

On March 12, 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $473,616 in debt owed to consultants pursuant to a July 1,2014 consulting agreement, this includes all notes payable, accrued interest and other advances. These shares were issued on September 9, 2020.

On September 9. 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, 400,000 of the Company’s common stock and to Lazarus Asset Management LLC, 400,000 of its common stock and 500,000 shares of its common stock were issued to the estate of a former shareholders. These shares were issued on November 23, 2020.

On March 24, 2021 the company issued 980,000 were issued for advances and payments made on behalf of the company and management services rendered by related parties.

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2019		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2020		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding September 30, 2020		$187,500	0.75	$187,500	0.75	3.67

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

2020 and 2021 Stock Issuances

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, Four Hundred Thousand Shares (400,000) of the Company’s common stock and to Lazarus Asset Management LLC, Four Hundred Thousand Shares (400,000) of its common stock and 500,000 were issued to the estate of a former shareholders. These shares were issued on November 23, 2020.

On March 24, 2021 the company issued 980,000 were issued for advances and payments made on behalf of the company and management services rendered by related parties.

On August 6, 2021 the company issued 1,500,000 for the conversion of $45,000 in related party payables.

December 31, 2020

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
	December 31, 2020	June 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$1,072	$3,227
Due to Related Party	-	419,716
Notes payable related party	-	53,900
TOTAL CURRENT LIABILITIES	1,072	476,843
TOTAL LIABILITIES	1,072	476,843

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 13,689,106 and 103,073 issued and outstanding as of December 31, 2020 and June 30, 2020 respectively	13,689	103
Additional Paid In Capital	2,761,873	815,996
Shares to be issued	-	1,105,674
Accumulated deficit	(2,776,634)	(2,398,616)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,072)	(476,843)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended December 31,
(Un-audited)

	three months ended		six months ended
	2020	2019	2020	2019
REVENUE	$-	$-	$-	$-

EXPENSES
Transfer Agent and Filing Fees	2,479	1,107	6,018	1,549
Professional Fees	24,000	-	42,000	-
Shares issued and to be issued for services	-	10,500	300,000	21,000
Management and Consulting Fees	15,000	15,000	30,000	30,000
Administration Fees	-	-	-	-
Bad Debt	-	-	-	-
TOTAL EXPENSES	41,479	26,607	378,018	52,549

Loss from Operations	(41,479)	(26,607)	(378,018)	(52,549)

Interest Expense	-	(674)	-	(1,348)
LOSS BEFORE TAXES	(41,479)	(27,281)	(378,018)	(53,897)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(41,479)	$(27,281)	$(378,018)	$(53,897)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.26)	$(0.05)	$(0.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	12,940,193	103,073	7,844,907	103,073

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
as of December 31, 2020
(Un-audited)

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance June 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,311,041)	$(389,268)

Net Loss					(26,616)	(26,616)
Balance September 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,337,657)	$(415,884)

Net Loss					(27,281)	(27,281)
Balance December 31, 2019	103,073	$103	$815,996	$1,105,674	$(2,364,938)	$(443,165)

Net Loss					(18,004)	(18,004)
Balance March 31, 2020	103,073	$103	$815,996	$1,105,674	$(2,382,942)	$(461,169)

Net Loss					(15,674)	(15,674)
Balance June 30, 2020	103,073	$103	$815,996	$1,105,674	$(2,398,616)	$(476,843)

Shares issued from to be issued	2,535,835	2,536	1,103,138	(1,105,674)		(0)
Shares issued from private sale	350,000	350	(350)			-
Shares issued for services	300,000	300	299,700			300,000
Shares issued for related party debt conversion	9,100,198	9,100	464,516			473,616

Net Loss					(336,539)	(336,539)
Balance September 30, 2020	12,389,106	$12,389	$2,683,000	$-	$(2,735,155)	$(39,766)

Shares issued for related party payables	1,300,000	1,300	78,873			80,173

Net Loss					(41,479)	(41,479)
Balance December 31, 2020	13,689,106	$13,689	2,761,873	$-	$(2,776,634)	$(1,072)

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended December 31,
(Un-audited)

	2020	2019
OPERATING ACTIVITIES
Net Income (Loss)	$(378,018)	$(53,897)
Shares to be issued for services	300,000	21,000
Change in Related Party Advances	80,173	35,148
Change Accounts Payable and Accrued Expenses	(2,155)	(2,251)
Net Cash Used by Operating Activities	-	-

FINANCING ACTIVITIES:
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Shares issued for debt conversion	$553,789	$-

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes there included in our annual report on form 10k for the fiscal year end June 30, 2020, as filed with this form 10K.”

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2020.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since December 31, 2020, and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

There were outstanding warrants that could convert into 187,500 shares of common stock as of December 31, 2020. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,776,634 and a working capital deficit of $1,072 at December 31, 2020.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of December 31, 2020, all outstanding balances had been converted into common stock and the balance on this note was $0.

On June 24, 2014 the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of December 31, 2020, all outstanding balances had been converted into common stock and the balance on this note was $0.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $30,000 for the six months ended December 31, 2020 and 2019. As of December 31, 2020 all outstanding balances had been converted into common stock and the balance due was $0.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of December 31, 2020, these shares were issued on September 9, 2020.

During the six months ended December 31, 2020 the company converted $553,789 in related party debt into 10,400,198 shares of common stock.

As of the date of filing, all of these Related Party Transactions have since been converted into shares of the Company’s Common Stock.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the six months ended December 31, 2020 and 2019 we expensed $0 and $21,000 respectively. These shares were issued as part of the January resolution referenced below.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the six months ended December 31, 2020 and 2019 we expensed $0 and $0 respectively. These shares were issued as part of the January resolution referenced below.

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

On March 12, 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $473,616 in debt owed to consultants pursuant to a July 1,2014 consulting agreement, this includes all notes payable, accrued interest and other advances. These shares were issued on September 9, 2020.

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2019		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2020		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding December 31, 2020		187,500	$0.75	187,500	$0.75	3.67

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

2021 Stock Issuances

On March 24, 2021 the company issued 980,000 were issued for advances and payments made on behalf of the company and management services rendered by related parties.

On August 6, 2021 the company issued 1,500,000 for the conversion of $45,000 in related party payables.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, 400,000 of the Company’s common stock and to Lazarus Asset Management LLC, 400,000 of its common stock and 500,000 shares of its common stock were issued to the estate of a former shareholders. These shares were issued on November 23, 2020.

March 31, 2021

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2021	June 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

Prepaid consulting	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$100	$3,227
Due to Related Party		419,716
Notes Payable Related Party		53,900
TOTAL CURRENT LIABILITIES	100	476,843
TOTAL LIABILITIES	100	476,843

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 14,669,106 and 103,073 issued and outstanding as of March 31, 2021 and June 30, 2020 respectively	14,669	103
Additional Paid In Capital	2,805,766	815,996
Shares to be issued	-	1,105,674
Accumulated deficit	(2,820,535)	(2,398,616)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(100)	(476,843)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$0	$-

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended March 31,
(Un-audited)

	three months ended		nine months ended
	2021	2020	2021	2020
REVENUE	$-	$-	$-	$-

EXPENSES
Transfer Agent and Filing Fees	2,150	2,330	8,167	3,879
Professional Fees	24,000	-	66,000	-
Share based Expense	-	-	300,000	21,000
Management and Consulting Fees	15,000	15,000	45,000	45,000
Administration Fees	2,751	-	2,750	-
TOTAL EXPENSES	43,901	17,330	421,917	69,879

Loss from Operations	(43,901)	(17,330)	(421,917)	(69,879)

Interest Expense	-	(674)	-	(2,022)
LOSS BEFORE TAXES	(43,901)	(18,004)	(421,917)	(71,901)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(43,901)	$(18,004)	$(421,917)	$(71,901)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.17)	$(0.04)	$(0.70)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	13,776,217	103,073	9,752,330	103,073

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
as of December 31, 2020
(Un-audited)

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance June 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,311,041)	$(389,268)

Net Loss					(26,616)	(26,616)
Balance September 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,337,657)	$(415,884)

Net Loss					(27,281)	(27,281)
Balance December 31, 2019	103,073	$103	$815,996	$1,105,674	$(2,364,938)	$(443,165)

Net Loss					(18,004)	(18,004)
Balance March 31, 2020	103,073	$103	$815,996	$1,105,674	$(2,382,942)	$(461,169)

Net Loss					(15,674)	(15,674)
Balance June 30, 2020	103,073	$103	$815,996	$1,105,674	$(2,398,616)	$(476,843)

Shares issued from to be issued	2,535,835	2,536	1,103,138	(1,105,674)		(0)
Shares issued from private sale	350,000	350	(350)			-
Shares issued for services	300,000	300	299,700			300,000
Shares issued for conversion of related party payables	9,100,198	9,100	464,516			473,616

Net Loss					(336,539)	(336,539)
Balance September 30, 2020	12,389,106	$12,389	$2,683,000	$-	$(2,735,155)	$(39,766)

Shares issued for conversion of related party payables	1,300,000	1,300	78,873			80,173

Net Loss					(41,479)	(41,479)
Balance December 31, 2020	13,689,106	$13,689	2,761,873	$-	$(2,776,634)	$(1,072)

Shares issued for conversion of related party payables	980,000	980	43,893			44,873

Net Loss					(43,901)	(43,901)
Balance March 31, 2021	14,669,106	$14,669	$2,805,766	$-	$(2,820,535)	$(100)

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31 ,
(Un-audited)

	2021	2020
OPERATING ACTIVITIES
Net Income (Loss)	$(421,917)	$(71,901)
Shares to be issued for services	-	21,000
Shares issued for services	300,000	-
Change in Related Party Advances	125,043	50,821
Change Accounts Payable and Accrued Expenses	(3,126)	80
Net Cash Used by Operating Activities	-	-

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Shares issued for debt conversion	$598,662	$-

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted account principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes there included in our annual report on form 10k for the fiscal year end June 30, 2020, as filed with the US Securities and Exchange Commission.”

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2021.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since March 31, 2021 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,820,535 and a working capital deficit of $100 as of March 31, 2021.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014, the company entered into an unsecured promissory note with Lazarus asset management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. As of March 31, 2021, all outstanding balances had been converted into common stock and the balance on this note was $0.

On June 24, 2014, the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. As of March 31, 2021, all outstanding balances had been converted into common stock and the balance on this note was $0.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $45,000 for the nine ended March 31, 2021 and 2020. As of March 31, 2021, outstanding balances had been converted into common stock and the balance due was $0.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. These shares were issued on September 9, 2020.

During the nine months ended March 31, 2021 the company converted $598,662 in related party debt into 11,380,198 shares of common stock.

All of these Related Party Transactions have since been converted into shares of the Company’s Common Stock, as of the date of this filing.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the nine months ended March 31, 2021 and 2020 we expensed $0 and $21,000 respectively. These shares were issued on September 9, 2020.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the nine months ended March 31, 2021 and 2020 we expensed $0 and $0 respectively. These shares were issued on September 9, 2020.

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

On March 12, 2020, the Company resolved to issue 300,000 shares of its common stock in connection to professional service providers pursuant to their respective engagement agreements. These shares were issued on September 9, 2020.

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $473,616 in debt owed to consultants pursuant to a July 1,2014 consulting agreement, this includes all notes payable, accrued interest and other advances. These shares were issued on September 9, 2020.

On September 9, 2020, the Company issued 200,198 shares of its common stock in connection to expenses paid by related parties.

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the "Settlement Agreement"), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, 400,000 of the Company’s common stock and to Lazarus Asset Management LLC, 400,000 of its common stock and 500,000 shares of its common stock were issued to the estate of a former shareholders. These shares were issued on November 23, 2020.

On March 24, 2021 the company issued 980,000 were issued for advances and payments made on behalf of the company and management services rendered by related parties.

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2019		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2020		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding March 31, 2021		187,500	$0.75	187,500	$0.75	3.67

NOTE 7 – SUBSEQUENT EVENTS

On August 6, 2021 the company issued 1,500,000 for the conversion of 45,000 in related party payables.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2021, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ended June 30, 2021 and June 30, 2020.

Summary Compensation Table

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Frank Horkey, Note 1)	2015-2021	0	0	$210,0000	0	0	0	0	$210,0000
President/Secretary/Treasurer/CFO

Note 1) On January 1, 2015, the company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. These shares were issued on September 9, 2020.

OUTSTANDING EQUITY AWARDS

We do not have any effective stock option or other equity award plans. Therefore, as of June 30, 2021, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal years ended June 30, 2021 and June 30, 2020:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Frank Horkey 2014-2021	0	0	0	0	0	0	0

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2021 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Officers and Directors
Common Stock	Frank Horkey 7301 NW 4th St Suite 102 Plantation, Florida 33317	350,000 shares	>1%

Common Stock	All directors and named executive officers as a group (1 person)	350,000 shares	>1%
Beneficial Owners 5% or Greater
	Squadron Marketing LLC.	1,455,220 shares	9%
	2070 South Hibiscus Rd
	North Miami, FL 33181

	Lazarus Asset Management, LLC	1,455,220 shares	9%
	9540 NW 10th St
	Plantation, FL 33317

________

(1)	Percentage of beneficial ownership of our common stock is based on 16,169,106 shares of common stock outstanding as of the date of this Annual Report, which total issued and outstanding were reduced in accordance with the Reverse Stock Split.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2021 and June 30, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $10,000, respectively.

Other Audit Fees

For the fiscal years ended June 30, 2021 and June 30, 2020, there were no fees billed for other audit fees.

Tax Fees

For the fiscal years ended June 30, 2021 and June 30, 2020, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

TREX Acquisition Corp. a Nevada corporation

October 6, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

October 6, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 6, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

