Form 10-Q
period 2021-09-30
Trex Acquisition Corp.
filed 2021-11-15
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED SEPTEMBER 30, 2021 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    No ☐

As of November 15, there were 16,169,106 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

None

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(A Nevada Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TREX ACQUISITION CORP.

September 30, 2021

3

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	June 30, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$29,837	$1,124
Due to Related Party	44,344	45,000
TOTAL CURRENT LIABILITIES	74,181	46,124
TOTAL LIABILITIES	74,181	46,124

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 16,169,106 and 14,669,106 issued and outstanding as of September 30, 2021 and June 30, 2021 respectively	16,169	14,669
Additional Paid In Capital	2,849,266	2,805,766
Accumulated deficit	(2,939,616)	(2,866,559)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(74,181)	(46,124)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30,
(Unaudited)

	2021	2020
REVENUE	$-	$-

EXPENSES
Transfer Agent and Filing Fees	4,133	3,539
Shares to be issued for services	-	300,000
Professional fees	53,924	18,000
Management and Consulting Fees	15,000	15,000
TOTAL EXPENSES	73,057	336,539

Loss from Operations	(73,057)	(336,539)

Interest Expense	-	-
LOSS BEFORE TAXES	(73,057)	(336,539)
Provision for Income Taxes	-	-
NET LOSS	$(73,057)	$(336,539)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	15,533,236	2,906,373

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
as of September 30, 2021
(Un-audited)

			Additional
	Common Stock		Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL
Balance June 30, 2020	103,073	$103	$815,996	$1,105,674	$(2,398,616)	$(476,843)

Shares issued from to be issued	2,535,835	2,536	1,103,138	(1,105,674)	-	-
Shares issued from private sale	350,000	350	(350)	-	-	-
Shares issued for services	300,000	300	299,700	-	-	300,000
Shares issued for related party debt conversion	9,100,198	9,100	464,516	-	-	473,616
Net Loss	-	-	-	-	(336,539)	(336,539)
Balance September 30, 2020	12,389,106	$12,389	$2,683,000	$-	$(2,735,155)	$(39,766)

Shares issued for related party debt conversion	1,300,000	1,300	78,873	-	-	80,173
Net Loss	-	-	-	-	(41,479)	(41,479)
Balance December 31, 2020	13,689,106	$13,689	2,761,873	$-	$(2,776,634)	$(1,072)

Shares issued for related party debt conversion	980,000	980	43,893	-	-	44,873
Net Loss	-	-	-	-	(43,901)	(43,901)
Balance March 31, 2021	14,669,106	$14,669	$2,805,766	$-	$(2,820,535)	$(100)

Net Loss	-	-	-	-	(46,024)	(46,024)
Balance June 30, 2021	14,669,106	$14,669	$2,805,766	$-	$(2,866,559)	$(46,124)

Shares issued for related party debt conversion	1,500,000	1,500	43,500	-	-	45,000
Net Loss	-	-	-	-	(73,057)	(73,057)
Balance September 30, 2021	16,169,106	$16,169	$2,849,266	$-	$(2,939,616)	$(74,181)

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30,
(Unaudited)

	2021	2020
OPERATING ACTIVITIES
Net Income (Loss)	$(73,057)	$(336,539)
Shares to be issued for services	-	300,000
Shares issued for related party debt conversion	45,000
Change in Related Party Advances	(656)	39,075
Change Accounts Payable and Accrued Expenses	28,713	(2,536)
Net Cash Used by Operating Activities	-	-

FINANCING ACTIVITIES:
Proceeds from notes payable related party	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Shares issued for debt conversion	$45,000	$-
Shares to be issued for services	$-	$300,000

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, the Company consists of itself, its 100% owned subsidiary Sync2 Networks International Ltd, a Nevada corporation (“Sync2 Subsidiary”), its 100% owned subsidiary TRXA Merger Sub, Inc., a Delaware corporation (“TRXA Subsidiary”), and its 100% owned subsidiary, Raptor Mining LLC, a Florida limited liability company (“Raptor Mining Subsidiary”).

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end June 30, 2021 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended September 30, 2021, are not necessarily indicative of results for the entire year ending June 30, 2022.

On April 7, 2014, our Board of Directors deemed it in the best interests of the Company and its shareholders to domesticate our subsidiary, Sync2 International Ltd., as a corporation formed under the laws of Malta to a corporation formed under the laws of the State of Nevada (the “Domestication”), which under Nevada statutory law involves the transfer of an existing corporation from one jurisdiction to another whereby Sync2 Networks International Ltd. shall cease all operations in Malta. On May 1, 2014, we filed Articles of Domestication with the Nevada Secretary of State effecting the domestication of Sync2 International Ltd. as a corporate entity formed under the laws of the State of Nevada, which domestication provides that Sync2 Subsidiary as domesticated in the State of Nevada shall be the same entity as Sync2 International Ltd. organized under the laws of Malta. Sync2 Subsidiary does not and has not had any operations since 2015/

On March 13, 2020, the Company incorporated the TRXA Subsidiary in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director currently serves as the sole officer and director of the TRXA Subsidiary. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company. The Company’s acquisition consultants continue to provide vetted candidates for merger with the Company.

Raptor Mining LLC

On July 9, 2021, the Company formed Raptor Mining Subsidiary in order to investigate a business model pivot towards operating a cryptocurrency mining facility. As of the date of this filing, Raptor Mining Subsidiary has only engaged in the due diligence process regarding the risks and opportunities attendant to cryptocurrency mining, but the Company hopes to begin testing and implementation by November 30, 2021.

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

Principles of Consolidation

The accounts include those of the Company and its 100% owned subsidiaries All intercompany transactions have been eliminated. At this time, Sync2 Subsidiary has no operations, assets or liabilities.

Concerning the TRXA Subsidiary, the Company’s sole Officer and Director currently serves as the sole officer and director of the TRXA Subsidiary. As of the date of this filing, neither the Company nor the TRXA Subsidiary have entered into a definitive agreement or non-binding letter of intent to acquire a company. The Company’s acquisition consultants continue to provide vetted candidates for merger with the Company.

Concerning the Raptor Mining Subsidiary, the Company serves as the sole member and managing member. The Company is assessing potential personnel and consultants needed to implement the cryptocurrency mining operations.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2021.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since September 30, 2021 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

As of September 30, 2021, we had a net operating loss carry-forward of approximately $(2,866,559) and a deferred tax asset of $601,977 using the statutory rate of 11%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(601,977). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2021	June 30, 2021
Deferred Tax Asset	$601,977	$503,709
Valuation Allowance	(601,977)	(503,709)
Deferred Tax Asset (Net)	$-	$-

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

There were outstanding warrants that could convert into 187,500 shares of common stock as of September 30, 2021. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,939,616 and a working capital deficit of $74,181 as of September 30, 2021.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus Asset Management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. This note was  in default until September 30, 2021, when all outstanding principal and interest balances were converted into common stock. Therefore the balance on this note at September 30, 2021 was $0.

On June 24, 2014, the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. This note was in default until September 30, 2021, when all outstanding principal and interest balance were converted into common stock. Therefore, the balance on this note at September 30, 2021 was $0.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. The agreements resulted in Management Fee expense of $15,000 for the three months ended September 30, 2021 and September 30, 2020. As of September 30, 2021, all but $15,000 had been converted into common stock.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and was accounted for on the balance sheet as shares to be issued and was expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of September 30, 2021, all the shares have been issued and the cost has been fully amortized. For the three months ended September 30, 2021 and 2020 the company amortized and expensed $0 and $0 respectively.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the three months ended September 30, 2021, the Company incurred management fees to related parties of $15,000 and advanced $29,334 for operational expenses by related parties. As of September 30, 2021 the outstanding balance due was $44,344.

During the year ended June 30, 2021 the company converted $598,662 in related party debt, including amounts due for advances and accrued management fees, into 11,380,198 shares of common stock.

On August 6, 2021 the company issued 1,500,000 for the conversion of $45,000 in related party payables.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the three months ended September 30, 2021 and 2020 we expensed $0 and $0 respectively. These shares were issued as part of the January resolution referenced below.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the three months ended September 30, 2021 and 2020 we expensed $0 and $0 respectively. These shares were issued as part of the January resolution referenced below.

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

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $473,616 in debt owed to consultants pursuant to a July 1, 2014 consulting agreement, this includes all notes payable, accrued interest and other advances. These shares were issued on September 9, 2020.

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

On March 24, 2021 the company issued 980,000  shares of its common stock  for advances and payments made on behalf of the company and management services rendered by related parties.

On August 6, 2021 the company issued 1,500,000  shares of its common stock for the conversion of $45,000 in related party payables.

NOTE 6 – WARRANTS

On May 3, 2014, it was resolved that the Company shall offer 250,000 Units at a price of $.80 per unit.Each Unit shall consist of (a) one (1) share of common stock and (b) a combination of series A warrants (which may be exercised within three (3) years) and series B warrants exercised within five (5) years of the consummation of a merger.

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

The inputs for series A used a price $.59, a strike price range of $.65 – $1.25, maturity 3 years, a risk-free interest rate of 3.9% and a beta of 50% estimated and were valued at $.202. The inputs for series B used a price $.59, a strike price of .80, maturity 5 years, a risk-free interest rate of 3.9% and a beta of 50% estimated and were valued at $.232.

As of the filing date of this quarterly report, 189,500 A warrants have expired leaving only 125,000 A Warrants and 62,500 B Warrants remaining effective since the Company has yet to consummate a merger.

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2020		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2021		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding September 30, 2021		187,500	$0.75	187,500	$0.75	3.67

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China and has spread throughout the United States and the rest of the world. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which has not been contained, and is disrupting supply chains and affecting production and sales across a range of industries in United States and other companies as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak, as well as the worldwide adverse effect to workforces, economies and financial markets, leading to a global economic downturn. Therefore, the Company expects this matter to negatively impact its operating results. However, the related financial impact and duration cannot be reasonably estimated at this time.

RESULTS OF OPERATION

Quarter Ended September 30, 2021 Compared to Quarter Ended September 30, 2020

Our net loss for the quarter ended September 30, 2021 was ($73,057) compared to a net loss of ($336,539) during the quarter ended September 30, 2020.

During the quarter ended September 30, 2021, we incurred operating expenses of $73,057 compared to $336,539 incurred during the quarter ended September 30, 2020. The decrease in expenses was mainly due to an increase in shares issued for services.

During the quarter ended September 30, 2021, we incurred interest expenses of $0 compared to $0 incurred during the quarter ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended September 30, 2021

As of September 30, 2021, our current assets were $0 and our current liabilities were $74,181, which resulted in a working capital deficit of $74,181.

As of September 30, 2021, and 2020, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the three months ended September 30, 2021, net cash flows used in operating activities was $0 compared to net cash used in operating activity of $0 for the same period in 2020.

Cash Flows from Investing Activities

For the three months ended September 30, 2021 and September 30, 2020, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the three months ended September 30, 2021 and 2020, net cash flows from financing activities was $0.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

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

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of September 30, 2021, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities.

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

On June 24, 2020, the Company resolved to issue 8,900,000 shares of its common stock in connection with the conversion of $473,616 in debt owed to consultants pursuant to a July 1, 2014 consulting agreement, this includes all notes payable, accrued interest and other advances. These shares were issued on September 9, 2020.

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

On March 24, 2021 the company issued 980,000 shares of its common stock for advances and payments made on behalf of the company and management services rendered by related parties.

On August 6, 2021 the company issued 1,500,000 shares of its common stock for the conversion of $45,000 in related party payables.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated September 30, 2021 on Form 10-Q are included, or incorporated by reference, in this three months ended September 30, 2021 Report on Form 10-Q.

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

TREX Acquisition Corp. a Nevada corporation

November 15, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

November 15, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 15, 2021	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

