Form 10-Q
period 2021-12-31
Trex Acquisition Corp.
filed 2022-02-22
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED DECEMBER 31, 2021 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:333-152551

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

As of February 21, 2022 there were 16,169,106 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

None

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TREX ACQUISITION CORP.

December 31, 2021

3

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
	December 31, 2021	June 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$1,360	$-
TOTAL CURRENT ASSETS	1,360	-

Property Plant and Equipment	356,400	-
TOTAL ASSETS	$357,760	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$22,971	$1,124
Due to Related Party	-	45,000
TOTAL CURRENT LIABILITIES	22,971	46,124
TOTAL LIABILITIES	22,971	46,124

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 16,169,106 and 14,669,106 issued and outstanding as of December 31, 2021, and June 30, 2021 respectively	16,169	14,669
Additional Paid In Capital	3,620,116	2,805,766
Shares to be issued	478,925	-
Accumulated deficit	(3,780,421)	(2,866,559)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	334,789	(46,124)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$357,760	$-

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended December 31,
(Un-audited)

	three months ended		six months ended
	2021	2020	2021	2020
REVENUE	$-	$-	$-	$-

EXPENSES
Transfer Agent and Filing Fees	4,433	2,479	8,566	6,018
Professional Fees	20,406	24,000	74,330	42,000
Management and Consulting Fees	815,850	15,000	830,850	330,000
Administration Fees	116	-	116	-
Bad Debt	-	-	-	-
TOTAL EXPENSES	840,805	41,479	913,862	378,018

Loss from Operations	(840,805)	(41,479)	(913,862)	(378,018)

Interest Expense	-	-	-	-
LOSS BEFORE TAXES	(840,805)	(41,479)	(913,862)	(378,018)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(840,805)	$(41,479)	$(913,862)	$(378,018)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.05)	$(0.00)	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	16,169,106	12,940,193	15,851,171	7,844,907

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
as of December 31, 2021
(Un-audited)
			Additional
	Common Stock		Paid in		Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL
Balance June 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,311,041)	$(389,268)

Net Loss					(26,616)	(26,616)
Balance September 30, 2019	103,073	$103	$815,996	$1,105,674	$(2,337,657)	$(415,884)

Net Loss					(27,281)	(27,281)
Balance December 31, 2019	103,073	$103	$815,996	$1,105,674	$(2,364,938)	$(443,165)

Net Loss					(18,004)	(18,004)
Balance March 31, 2020	103,073	$103	$815,996	$1,105,674	$(2,382,942)	$(461,169)

Net Loss					(15,674)	(15,674)
Balance June 30, 2020	103,073	$103	$815,996	$1,105,674	$(2,398,616)	$(476,843)

Shares issued from to be issued	2,535,835	2,536	1,103,138	(1,105,674)		(0)
Shares issued from private sale	350,000	350	(350)			-
Shares issued for services	300,000	300	299,700			300,000
Shares issued for related party debt conversion	9,100,198	9,100	464,516			473,616
Net Loss					(336,539)	(336,539)
Balance September 30, 2020	12,389,106	$12,389	$2,683,000	$-	$(2,735,155)	$(39,766)

Shares issued for related party debt conversion	1,300,000	1,300	78,873			80,173
Net Loss					(41,479)	(41,479)
Balance December 31, 2020	13,689,106	$13,689	2,761,873	$-	$(2,776,634)	$(1,072)

Shares issued for related party debt conversion	980,000	980	43,893			44,873
Net Loss					(43,901)	(43,901)
Balance March 31, 2021	14,669,106	$14,669	$2,805,766	$-	$(2,820,535)	$(100)

Net Loss					(46,024)	(46,024)
Balance June 30, 2021	14,669,106	$14,669	$2,805,766	$-	$(2,866,559)	$(46,124)

Shares issued for related party debt conversion	1,500,000	1,500	43,500			45,000
Net Loss					(73,057)	(73,057)
Balance September 30, 2021	16,169,106	$16,169	$2,849,266	$-	$(2,939,616)	$(74,181)

Shares to be issued for subscriptions received	-	-	-	360,875		360,875
Share based expense for warrants issued			770,850			770,850
Shares to be issued for debt conversion				118,050		118,050
Net Loss					(840,805)	(840,805)
Balance December 31, 2021	16,169,106	$16,169	$3,620,116	$478,925	$(3,780,421)	$334,789

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended December 31,
(Un-audited)

	2021	2020
OPERATING ACTIVITIES
Net Income (Loss)	$(913,862)	$(378,018)
Share based expense	770,850	300,000
Change in Related Party Advances	118,049	80,173
Change Accounts Payable and Accrued Expenses	21,848	(2,155)
Net Cash Used by Operating Activities	(3,115)	-

INVESTING ACTIVITIES:
Purchase of Equipment	(356,400)	-
Purchase of Land	-	-
Net cash used by investing activities	(356,400)	-

FINANCING ACTIVITIES:
Proceeds from subscriptions received	360,875	-
Net cash provided by financing activities	360,875	-
NET INCREASE (DECREASE) IN CASH	1,360	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$1,360	$-

Supplemental Cash flow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Shares issued for services		$330,000
Shares issued for debt conversion	$-	$553,789
shares to be issued for debt conversion	$163,050	$-
Conversion of Notes payable	$-	$-
Stock/warrants issued for payments made by others in which cash was never received	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

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

As of December 31, 2021, the Company consists of itself, its 100% owned subsidiary Sync2 Networks International Ltd, a Nevada corporation (“Sync2 Subsidiary”), its 100% owned subsidiary TRXA Merger Sub, Inc., a Delaware corporation (“TRXA Subsidiary”), and its 100% owned subsidiary, Raptor Mining LLC, a Florida limited liability company (“Raptor Mining Subsidiary”).

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end June 30, 2021 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six months ended December 31, 2021, are not necessarily indicative of results for the entire year ending June 30, 2022.

On April 7, 2014, our Board of Directors deemed it in the best interests of the Company and its shareholders to domesticate our subsidiary, Sync2 International Ltd., a corporation formed under the laws of Malta to a corporation formed under the laws of the State of Nevada (the “Domestication”), which under Nevada statutory law involves the transfer of an existing corporation from one jurisdiction to another whereby Sync2 Networks International Ltd. shall cease all operations in Malta. On May 1, 2014, we filed Articles of Domestication with the Nevada Secretary of State effecting the domestication of Sync2 International Ltd. as a corporate entity formed under the laws of the State of Nevada, which domestication provides that Sync2 Subsidiary as domesticated in the State of Nevada shall be the same entity as Sync2 International Ltd. organized under the laws of Malta. Sync2 Subsidiary does not and has not had any operations since 2015.

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

Raptor Mining LLC

On July 9, 2021, the Company formed Raptor Mining Subsidiary in order to investigate a business model pivot towards operating a crypto-currency mining facility. As of the date of this filing, Raptor Mining Subsidiary has only engaged in the due diligence process regarding the risks and opportunities attendant to cryptocurrency mining, but the Company has begin testing and plans deployment of the initial group by February 28, 2022.

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

Concerning the TRXA Subsidiary, the Company’s sole Officer and Director currently serves as the sole officer and director of the TRXA Subsidiary. As of the date of this filing, The TRXA Subsidiary has no operations, assets or liabilities and neither the Company nor the TRXA Subsidiary have entered into a definitive agreement or non-binding letter of intent to acquire a company. The Company’s acquisition consultants continue to provide vetted candidates for merger with the Company.

Concerning the Raptor Mining Subsidiary, the Company serves as the sole member and managing member. The Company is assessing potential personnel and consultants needed to implement the crypto-currency mining operations.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2021.

The assets and liabilities recorded on the balance sheet approximate their fair value.

Equipment

Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. On December 24, 2021, the company acquired cryptocurrency mining equipment during the period but it has yet to be put into service.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since December 31, 2021 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

As of December 31, 2021, we had a net operating loss carry-forward of approximately $(3,780,421) and a deferred tax asset of $793,888 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(793,888). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2021	June 30, 2021
Deferred Tax Asset	$793,888	$503,709
Valuation Allowance	(793,888)	(503,709)
Deferred Tax Asset (Net)	$-	$-

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

There were outstanding warrants that could convert into 1,168,667 shares of common stock as of December 31, 2021. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $3,780,421 and a working capital deficit of $21,611 as of December 31, 2021.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus Asset Management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. This note was in default until June 30, 2021, when all outstanding principal and interest balances were converted into common stock. Therefore, the balance on this note at December 31, 2021 was $0.

On June 24, 2014, the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. This note was in default until June 30, 2021, when all outstanding principal and interest balances were converted into common stock. Therefore, the balance on this note at December 31, 2021 was $0.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. On July 1, 2021 the agreements were amended to be $60,000 per year. In additions 500,000 warrants were issued on July 1,2021 and 500,000 will be issued on the year anniversary over the five year term. The agreements resulted in Management Fee expense of $60,000 for the six months ended December 31, 2021. As of December 31, 2021, all balances had been converted into common stock and recorded as shares to be issued.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and was accounted for on the balance sheet as shares to be issued and was expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. As of December 31, 2021, all the shares have been issued and the cost has been fully amortized.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the six months ended December 31, 2021, the Company incurred management fees to related parties of $60,000 and advanced $43,050 for operational expenses by related parties. As of December 31, 2021 the outstanding balance due was $118,050.

During the year ended June 30, 2021 the company converted $598,662 in related party debt, including amounts due for advances and accrued management fees, into 11, 380,198 shares of common stock.

On August 6, 2021 the company issued 1,500,000 for the conversion of $45,000 in related party payables.

On December 31, 2021 the company agreed to convert $118,050 of related party payables in to common stock and was recorded to shares to be issued and subsequently issued on February 21, 2021.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the three months ended December 31, 2021 and 2020 we expensed $0 and $0 respectively. These shares were issued as part of the January resolution referenced below.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the three months ended December 31, 2021 and 2020 we expensed $0 and $0 respectively. These shares were issued as part of the January resolution referenced below.

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

From November 17, 2021 through December 22, 2021 the company entered into subscription agreements for 481,167 shares of its common stock at $.75per share for a total of $360,875 and also issued 481,167 in common stock warrants at $1.50.

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

In addition, from November 17, 2021 through December 22, 2021 the company entered into subscription agreements for 481,167 shares of its common stock at $.75 per share for a total of $360,875 and also issued 481,167 in common stock warrants to purchase one (1) share of common stock at $1.50 per warrant.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. On July 1, 2021 the agreements were amended to be $60,000 per year. In additions 500,000 warrants were issued on July 1, 2021 and 500,000 will be issued on the year anniversary over the five year term. The warrants were valued at $770,850 using a Black Scholes model with a volatility of 175% and a risk free interest rate of .47%. The Warrants were issued on July 1, 2021 with an exercise price of $1.50 and expire in five years on July 1, 2026.

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2020		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2021		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	981,167	1.50	981,167	1.50	2.92
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding December 31, 2021		1,168,667	$1.38	1,168,667	$1.38	3.04

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

RESULTS OF OPERATION

Three and six months ended December 31, 2021 Compared to Three and six months ended December 31, 2020

Our net loss for the three months ended December 31, 2021 was ($840,805) compared to a net loss of ($41,479) during the three months end December 31, 2020.

During the three months ended December 31, 2021, we incurred operating expenses of $840,805 compared to $41,479 incurred during the three months ended December 31, 2020.

During the three months ended December 31, 2021, we incurred interest expenses of $0 compared to $0 incurred during the three months ended December 31, 2020.

Our net loss for the six months ended December 31, 2021 was ($913,862) compared to a net loss of ($378,018) during the six months ended December 31, 2020. The increase in net loss was mainly due to an increase in shares issued for services in 2020.

During the six months ended December 31, 2021, we incurred operating expenses of $913,862 compared to $378,018 incurred during the six months ended December 31, 2020. The increase in expenses was mainly due to an increase in shares issued for services in 2020.

During the six months ended December 31, 2021, we incurred interest expenses of $0 compared to $0 incurred during the six months ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, our current assets were $1,360 and our current liabilities were $22,971, which resulted in a working capital deficit of $21,611.

As of December 31, 2021, and 2020, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the six months ended December 31, 2021, net cash flows used in operating activities was $3,115 compared to net cash used in operating activity of $0 for the same period in 2020.

Cash Flows from Investing Activities

For the six months ended December 31, 2021, net cash flows used in investing activities was $356,400. Compared to $0 for the same period in 2020.

Cash Flows from Financing Activities

For the six months ended December 31, 2021, net cash flows from in financing activities was $360,875. Compared to $0 for the same period in 2020.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of June 30, 2014, we had a note payable dated June 30, 2010, in the principal amount of $1,253,095. As of March 31, 2016, this note has been either converted to stock or paid. The note payable accrues interest at the rate of 5% per annum, however that interest has been forgiven each year by the note holders. As of September 21, 2014, the note payable balance of $691,926 ($650,000 at June 30, 2013 plus additional advances of $41,926 for the year ended June 30, 2021) has been converted into shares of common stock.

PURCHASE OF SIGNIFICANT EQUIPMENT

In December of 2021 we purchased capital equipment valued at $356,400.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2021, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021.

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

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated December 31, 2021 on Form 10-Q are included, or incorporated by reference, in this three months ended December 31, 2021 Report on Form 10-Q.

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

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

TREX Acquisition Corp. a Nevada corporation

February 21, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

February 21, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 21, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

