Form 10-Q
period 2022-03-31
Trex Acquisition Corp.
filed 2022-05-23
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED MARCH 31, 2022 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2022

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

As of May 23, 2022 there were 16,169,106 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

None

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TREX ACQUISITION CORP.

March 31, 2022

3

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Un-audited)
ASSETS	March 31, 2022	June 30, 2021
CURRENT ASSETS:
Cash	$20,029	$-
Crypto Currency Held	26,305	-
TOTAL CURRENT ASSETS	46,334	-

Plant and Equipment	437,544	-

Facility Deposit	10,570	-
TOTAL ASSETS	$494,448	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$22,971	$1,124
Due to Related Party	30,000	45,000
TOTAL CURRENT LIABILITIES	52,971	46,124
TOTAL LIABILITIES	52,971	46,124

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 150,000,000 shares and 16,169,106 and 14,669,106 issued and outstanding as of March 31, 2022, and June 30, 2021 respectively	16,169	14,669
Additional Paid In Capital	3,620,116	2,805,766
Shares to be issued	678,925	-
Accumulated deficit	(3,873,733)	(2,866,559)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	441,477	(46,124)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$494,448	$-

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended March 31,
(Un-audited)

	three months ended		nine months ended
	2022	2021	2022	2021
REVENUE	$26,305	$-	$26,305	$-
Cost of goods sold	39,654	-	39,654	-
Gross Profit	(13,349)	-	(13,349)	-

EXPENSES
Transfer Agent and Filing Fees	637	2,150	4,433	8,167
Professional Fees	41,000	24,000	113,330	66,000
Share based expense	-	-	770,850	300,000
Management and Consulting Fees	30,000	15,000	90,000	45,000
Administration Fees	8,326	2,751	15,212	2,750
TOTAL EXPENSES	79,963	43,901	993,825	421,917

Loss from Operations	(93,312)	(43,901)	(1,007,174)	(421,917)

Interest Expense	-	-	-	-
LOSS BEFORE TAXES	(93,312)	(43,901)	(1,007,174)	(421,917)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(93,312)	$(43,901)	$(1,007,174)	$(421,917)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$(0.00)	$(0.06)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	16,169,106	13,776,217	15,851,171	9,752,330

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the nine months ended March 31, 2022
(Un-audited)
			Additional	Shares
	Common Stock		Paid in	to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL
Balance June 30, 2020	103,073	$103	$815,996	$1,105,674	$(2,398,616)	$(476,843)

Shares issued from to be issued	2,535,835	2,536	1,103,138	(1,105,674)		(0)
Shares issued from private sale	350,000	350	(350)			-
Shares issued for services	300,000	300	299,700			300,000
Shares issued for related party debt conversion	9,100,198	9,100	464,516			473,616
Net Loss					(336,539)	(336,539)
Balance September 30, 2020	12,389,106	$12,389	$2,683,000	$-	$(2,735,155)	$(39,766)

Shares issued for related party debt conversion	1,300,000	1,300	78,873			80,173
Net Loss					(41,479)	(41,479)
Balance December 31, 2020	13,689,106	$13,689	2,761,873	$-	$(2,776,634)	$(1,072)

Shares issued for related party debt conversion	980,000	980	43,893			44,873
Net Loss					(43,901)	(43,901)
Balance March 31, 2021	14,669,106	$14,669	$2,805,766	$-	$(2,820,535)	$(100)

Net Loss					(46,024)	(46,024)
Balance June 30, 2021	14,669,106	$14,669	$2,805,766	$-	$(2,866,559)	$(46,124)

Shares issued for related party debt conversion	1,500,000	1,500	43,500			45,000
Net Loss					(73,057)	(73,057)
Balance September 30, 2021	16,169,106	$16,169	$2,849,266	$-	$(2,939,616)	$(74,181)

Shares to be issued for subscriptions received	-	-	-	360,875		360,875
Share based expense for warrants issued			770,850			770,850
Shares to be issued for debt conversion				118,050		118,050
Net Loss					(840,805)	(840,805)
Balance December 31, 2021	16,169,106	$16,169	$3,620,116	$478,925	$(3,780,421)	$334,789

Shares to be issued for subscriptions received	-	-	-	200,000		200,000
Share based expense for warrants issued		-	-	-		-
Shares to be issued for debt conversion		-	-	-		-
Net Loss					(93,312)	(93,312)
Balance March 31, 2022	16,169,106	$16,169	$3,620,116	$678,925	$(3,873,733)	$441,477

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended March 31,
(Un-audited)

	2022	2021
OPERATING ACTIVITIES
Net Income (Loss)	$(1,007,174)	$(421,917)
Share based expense	770,850	300,000
Change in Crypto Currency Held	(26,305)
Change in Deposits	(10,570)
Change in Related Party Advances	148,049	125,043
Change Accounts Payable and Accrued Expenses	21,848	(3,126)
Net Cash Used by Operating Activities	(103,302)	-

INVESTING ACTIVITIES:
Purchase of Equipment	(437,544)	-
Net cash used by investing activities	(437,544)	-

FINANCING ACTIVITIES:
Proceeds from subscriptions received	560,875	-
Net cash provided by financing activities	560,875	-
NET INCREASE (DECREASE) IN CASH	20,029	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$20,029	$-

Supplemental Cash flow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Shares issued for debt conversion	$-	$598,662
Shares to be issued for debt conversion	$163,050	$-

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

TREX Acquisition Corp. (The “Company”) was formed on January 16, 2008 in the state of Nevada under the name Plethora Resources, Inc. as a development stage enterprise. The Company was originally organized to engage in the business of consulting to oil and gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia. The Company later changed its name to Sync2 Networks Corp when the Company began to engage in software-related services. On March 20, 2014, after the Company’s business operations had ceased, the Company changed its name to TREX Acquisition Corp.

As of March 31, 2022, the Company consists of itself, its 100% owned subsidiary Sync2 Networks International Ltd, a Nevada corporation (“Sync2 Subsidiary”), its 100% owned subsidiary TRXA Merger Sub, Inc., a Delaware corporation (“TRXA Subsidiary”), and its 100% owned subsidiary, Raptor Mining LLC, a Florida limited liability company (“Raptor Mining Subsidiary”).

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end June 30, 2021 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the Nine months ended March 31, 2022, are not necessarily indicative of results for the entire year ending June 30, 2022.

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

Raptor Mining LLC

On July 9, 2021, the Company formed Raptor Mining Subsidiary in order to investigate a business model pivot towards operating a cryptocurrency mining facility. As of February 17, 2022, our Raptor Mining Subsidiary  had commenced cryptocurrency mining.

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

Concerning the Raptor Mining Subsidiary, the Company serves as the sole member and managing member. The Company is assessing potential personnel, locations and consultants needed to expand the current cryptocurrency mining operations.

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

Crypto currency held

The Company considers its Crypto currency held to be highly liquid investments with a maturity of three months or less when mined to be cash equivalents. In order to value the Bitcoin that we mined and maintain in our slush pool wallet, we mark to market using the last quote at 11:59 on the last day of the period. We then multiply the quote against the (in this case fractional) number of bitcoin we own. That gives the dollar value of our position.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2022.

The assets and liabilities recorded on the balance sheet approximate their fair value.

Equipment

Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. On December 24, 2021, the company acquired cryptocurrency mining equipment, which was put into service during the three months ended March 31, 2022.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since March 31, 2022 and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

We recognize the revenue when the coins are mined. In order to value the Bitcoin that we mined and maintain in our slush pool wallet, we mark to market using the last quote at 11:59 on the last day of the period. and the change in the price from the time it was mined and the value on the last day and record the change to gain / (loss) in the other income / expense section of the statement of operations. We then multiply the quote against the (in this case fractional) number of bitcoin we own. That gives the dollar value of our position.

During the three months ended March 31, 2022, the company recognized $26,305 in revenue from its cryptocurrency mining operations.

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

As of March 31, 2022, we had a net operating loss carry-forward of approximately $(3,873,733) and a deferred tax asset of $813,484 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(813,484). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2022, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2022	June 30, 2021
Deferred Tax Asset	$813,484	$503,709
Valuation Allowance	(813,484)	(503,709)
Deferred Tax Asset (Net)	$-	$-

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

There were outstanding warrants that could convert into 1,435,333 shares of common stock as of March 31, 2022. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $3,873,733 and a working capital deficit of $6,637 as of March 31, 2022.

While the Company has recently commenced operations and is generating revenue, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 24, 2014 the company entered into an unsecured promissory note with Lazarus Asset Management, LLC. in the amount of $34,550 with an interest rate of 5% per annum and a due date of June 24, 2015. This note was  in default until June 30, 2021, when all outstanding principal and interest balances were converted into common stock. Therefore, the balance on this note at March 31, 2022 was $0.

On June 24, 2014, the company entered into an unsecured promissory note with Squadron Marketing, Inc. in the amount of $19,350 with an interest rate of 5% per annum and a due date of June 24, 2015. This note was  in default until June 30, 2021, when all outstanding principal and interest balances were converted into common stock. Therefore, the balance on this note at March 31, 2022 was $0.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. On July 1, 2021 the agreements were amended to be $60,000 each per year. In additions 500,000 warrants were issued and 500,000 will be issued on the year anniversary over the five year term. The agreements resulted in Management Fee expense of $90,000 for the Nine months ended March 31, 2022. As of March 31, 2022, the balance due for management services was $30,000.

On January 1, 2015, the company entered into a management agreement with Frank Horkey for a period of 5 years and will issue 350,000 shares of its common stock as consideration and was accounted for on the balance sheet as shares to be issued and was expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $0.60. As of March 31, 2022, all the shares have been issued and the cost has been fully amortized.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Due to Related Parties

During the six months ended December 31, 2022, the Company incurred management fees to related parties of $60,000 and had been advanced $43,050 for operational expenses by related parties. During the six months ended December 31, 2021 $118,050 was converted to shares to be issued and As of March 31, 2022 the shares remained unissued. As of March 31, 2022 the outstanding balance due for the management fees was $30,000 for the management fees incurred in the three months ended March 31, 2022.

During the year ended June 30, 2021 the company converted $598,662 in related party debt, including amounts due for advances and accrued management fees, into 11,380,198 shares of common stock.

On August 6, 2021, the Company issued 450,000 shares of its common stock in exchange for $45,000 of payables due to related parties. In addition, as satisfaction of an external Settlement Agreement between Peter Simone/Corporate Capital Group International, LTD and related Parties, the Company issued 1,050,000 Founder's shares originally due to Simone/CCGI to in exchange for $80,000, paid by those related Parties.

NOTE 5 – COMMON STOCK

On January 1, 2015, the Company entered into a management agreement for a period of 5 years and will issue 350,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (5 years), which resulted in a prepaid consulting expense of $210,000. They were valued on the date of the agreement and the stock price at that time was $.60. For the three months ended March 31, 2022 and 2021 we expensed $0 and $0 respectively. These shares were issued as part of the January resolution referenced below.

On January 1, 2015, the Company entered into a management agreement for a period of 2 years and will issue 100,000 shares of its common stock as consideration and is accounted for on the balance sheet as shares to be issued and will be expensed over the life of the contract (2 years), which resulted in a prepaid consulting expense of $60,000. They were valued on the date of the agreement and the Company’s stock price at that time was $.60. For the three months ended March 31, 2022 and 2021 we expensed $0 and $0 respectively. These shares were issued as part of the January resolution referenced below.

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

In accordance with the terms and provisions of that certain Settlement Agreement dated October 9, 2020 (the “Settlement Agreement”), on November 20, 2020 TREX Acquisition Corp. issued to Squadron Marketing LLC, 400,000 of the Company’s common stock and to Lazarus Asset Management LLC, 400,000 of its common stock and 500,000 shares of its common stock were issued to the estate of a former shareholder. These shares were issued on November 23, 2020.

On March 24, 2021 the company issued 980,000 shares of its common stock for advances and payments made on behalf of the company and management services rendered by related parties.

On August 6, 2021, the Company issued 450,000 shares of its common stock in exchange for $45,000 of payables due to related parties. In addition, as satisfaction of an external Settlement Agreement between Peter Simone/Corporate Capital Group International, LTD  and related Parties, the Company issued 1,050,000 Founder's shares originally due to Simone/CCGI to in exchange for $80,000, paid by those related Parties.

From November 17, 2021 through December 22, 2021 the company entered into subscription agreements for 481,167 shares of its common stock at $.75 per share for a total of $360,875 and also issued 481,167 in common stock warrants at $1.50. As of March 31, 2022 these were accounted for in the shares to be issued.

From January 1, 2022 through March 31, 2022 the company entered into subscription agreements for 266,666 shares of its common stock at $.75 per share for a total of $200,000 and also issued 266,666 in common stock warrants at $1.50. As of March 31, 2022 these were accounted for in the shares to be issued.

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

From January 1, 2022 through March 31, 2022 the company entered into subscription agreements for 266,666 shares of its common stock at $.75 per share for a total of $2,000 and also issued 266,666 in common stock warrants at $1.50.

On July 1, 2014, the Company entered into management agreements with Squadron Marketing, Inc. and Lazarus Asset Management, LLC for $30,000 each annually to assist the Company in obtaining potential merger candidates, negotiating the merger agreements, drafting, along with the Company’s attorney, offering documents, and assisting with closing the transactions. On July 1, 2021 the agreements were amended to be $60,000 per year. In additions 500,000 warrants were issued and 500,000 will be issued on the year anniversary over the five year term.

The following is the outstanding warrant activity:

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2020	187,500	$0.75	187,500	$0.75	3.67
Granted	-	-	-	-
Expired	-	$-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2021	187,500	$0.75	187,500	$0.75	3.67
Granted	1,247,833	1.50	1,247,833	1.50	2.92
Expired	-	$-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2022	1,435,333	$1.38	1,435,333	$1.38	3.04

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no additional subsequent events needed to be disclosed.

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

In December 2019, a novel strain of corona virus (COVID-19) was reported in Wuhan, China and has spread throughout the United States and the rest of the world. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which has not been contained, and is disrupting supply chains and affecting production and sales across a range of industries in United States and other companies as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak, as well as the worldwide adverse effect to workforces, economies and financial markets, leading to a global economic downturn. Therefore, the Company expects this matter to negatively impact its operating results. However, the related financial impact and duration cannot be reasonably estimated at this time.

RESULTS OF OPERATION

Three and Nine months ended March 31, 2022 Compared to Three and Nine months ended March 31, 2021

During the three months ended March 31, 2022, we had revenue of $26,305 compared to $0 incurred during the three months ended December 31, This change was due to the start up of our crypto mining operation in February 2022.

During the three months ended March 31, 2022, we had cost of good sold of$39,654 compared to $0 incurred during the three months ended March 31, 2021, This change was due to the start up of our crypto mining operation in February 2022.

Our net loss for the three months ended March 31, 2022 was ($103,882) compared to a net loss of ($43,901) during the December 31, 2021. This was due to the increase in Professional and management fees.

During the three months ended March 31, 2022, we incurred operating expenses of $79,963 compared to $43,901 incurred during the three months ended March 31, 2021. This was due to the increase in Professional and management fees.

During the three months ended March 31, 2022, we incurred interest expenses of $0 compared to $0 incurred during the three months ended March 31, 2021.

Our net loss for the nine months ended March 31, 2022 was ($1,007,174) compared to a net loss of ($421,917) during the March 31, 2021. The increase in net loss was mainly due to an increase in warrants issued for services in 2022.

During the nine months ended March 31, 2022, we had revenue of $26,305 compared to $0 incurred during the three months ended March 31, 2021. This change was due to the start up of our crypto mining operation in February 2022

During the nine months ended March 31, 2022, we had cost of good sold of$39,654 compared to $0 incurred during the three months ended March 31, 2021, This change was due to the start up of our crypto mining operation in February 2022.

During the Nine months ended March 31, 2022, we incurred operating expenses of $1,007,174 compared to $421,917 incurred during the Nine months ended March 31, 2021. The increase in expenses was mainly due to an increase in shares based expense for the warrant issued in the second quarter of 2022. This was due to the increase in Professional fees, share based expense and management fees.

During the Nine months ended March 31, 2022, we incurred interest expenses of $0 compared to $0 incurred during the Nine months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, our current assets were $46,334 and our current liabilities were $52,971, which resulted in a working capital deficit of $6,637.

As of March 31, 2022, and December 31, 2021, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the Nine months ended March 31, 2022, net cash flows used in operating activities was $103,302 compared to net cash used in operating activity of $0 for the same period in 2021.

Cash Flows from Investing Activities

For the Nine months ended March 31, 2022, net cash flows used in investing activities was $437,544 compared to $0 for the same period in 2021.

Cash Flows from Financing Activities

For the Nine months ended March 31, 2022, net cash flows from financing activities was $560,875 compared to $0 for the same period in 2021.

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

MATERIAL COMMITMENTS

Convertible Debenture

As of June 30, 2014, we had a note payable dated June 30, 2010 in the principal amount of $1,253,095. As of March 31, 2016, this note has been either converted to stock or paid. The note payable accrues interest at the rate of 5% per annum; however that interest has been forgiven each year by the note holders. As of September 21, 2014, the note payable balance of $691,926 ($650,000 at June 30, 2013 plus additional advances of $41,926 for the year ended June 30, 2021) has been converted into shares of common stock.

PURCHASE OF SIGNIFICANT EQUIPMENT

In nine months ended March 31, 2022 we purchased capital equipment valued at $447,544. On December 24, 2021, the company acquired cryptocurrency mining equipment, which was put into service during the three months ended March 31, 2022.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of March 31, 2022, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From November 17, 2021 through December 22, 2021 the company entered into subscription agreements for 481,167 shares of its common stock at $.75 per share for a total of $360,875 and also issued 481,167 in common stock warrants at $1.50. As of March 31, 2022 theses were accounted for in the shares to be issued.

From January 1, 2022 through March 31, 2022 the company entered into subscription agreements for 266,666 shares of its common stock at $.75 per share for a total of $200,000 and also issued 266,666 in common stock warrants at $1.50. As of March 31, 2022 theses were accounted for in the shares to be issued.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated March 31, 2022 on Form 10-Q are included, or incorporated by reference, in this three months ended March 31, 2022 Report on Form 10-Q.

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

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Schema**
101.CAL	Inline XBRL Taxonomy Calculation Linkbase**
101.DEF	Inline XBRL Taxonomy Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Label Linkbase**
101.PRE	Inline XBRL Taxonomy Presentation Linkbase**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TREX Acquisition Corp. a Nevada corporation

May 23, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

May 23, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 23, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

