Form 10-Q/A
period 2021-12-31
T-REX Acquisition Corp.
filed 2022-10-14
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes No ☒

As of February 21, 2022 there were 16,169,106 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

None

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for T-REX Acquisition Corp. for the quarter ending December 31, 2021 and originally filed on February 22, 2022 (the “Original Filing”) is being filed solely to correct the inadvertent cover page indication by check mark that the registrant is a “shell company” (as defined by Rule 12b-2 of the Exchange Act).  The registrant is no longer a shell company as of February 17, 2022.

Pursuant to Rule 12b-15 of the Exchange Act, as amended, this Form 10-Q/A contains new certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002, which are attached hereto.  Because no financial statements are included with this Form 10-Q/A, paragraph 3 of the certifications in Exhibits 31.1 and 31.2 has been omitted

This Amendment No. 1 does not update or amend any other items in the Original Filing in any way other than as described in the preceding paragraphs, and the Original Filing, as amended by this Amendment No. 1, continues to speak as of the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

2

PART II

Item 6.  Exhibits.

Exhibit No.	Description of Document	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	☒
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	☒

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREX Acquisition Corp. a Nevada corporation

October 13, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

October 13, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 13, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

4