Form 10-Q/A
period 2022-03-31
T-REX Acquisition Corp.
filed 2022-10-14
CIK 1437750

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒

As of May 23, 2022 there were 16,169,106 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

None

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for T-REX Acquisition Corp. for the quarter ending March 31, 2022 and originally filed on May 23, 2022 (the “Original Filing”) is being filed solely to correct the inadvertent cover page indication by check mark that the registrant is a “shell company” (as defined by Rule 12b-2 of the Exchange Act). The registrant is no longer a shell company as of February 17, 2022.

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

2

PART II

Item 6.  Exhibits.

Exhibit No.	Description of Document	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File Number
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

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