Form 10-K
period 2022-06-30
T-REX Acquisition Corp.
filed 2022-10-17
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 333-266766

T-REX Acquisition Corp.
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2021, approximately $11,744,371.

As of date of filing October 17, 2022 there were 19,573,952 shares of the issuer’s common stock issued and outstanding (par value $.001).

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

This annual report on Form 10-K (the “10-K”) includes the Company’s financial statements for the fiscal year ending June 30, 2022.

ITEM 1. BUSINESS

Description of Business

Cryptocurrency Mining and Virtual Asset Acquisition

For the fiscal year ending June 30, 2022, the Company has become an emerging technology company focused on the various verticals with the cryptocurrency industry and related intangible assets that are connected to distributed ledger technologies.  Through our operating subsidiary, Raptor Mining LLC (“Raptor Mining”), we are engaged in the cryptocurrency mining, which is the process of receiving cryptocurrency rewards for securing particular distributed ledger platforms.  Our first cryptocurrency mining operation is located in Tampa, Florida, and the first distributed ledger platform that we are securing is Bitcoin. “Bitcoin” refers to the entire decentralized distributed ledger technology founded, upon information and belief, by a person using the pseudonym Satoshi Nakamoto and maintained by thousands of volunteers globally since January 2009. Bitcoin was the first decentralized digital currency that could be exchanged without a central controlling authority. Bitcoin could be exchanged on peer-to-peer network that supports direct transactions between users independent of any intermediary.  Lowercase “bitcoin” refers to the virtual asset (cryptocurrency) that is used to incentivize miners to maintain the protocol network named Bitcoin.  The Company regularly researches other opportunities to secure additional distributed ledger systems and protocols.

On February 17, 2022, the Company first began to receive bitcoin (or some fraction thereof) for securing the Bitcoin network.  The Company generates revenue when the Company receives bitcoin rewards for Bitcoin mining.  As noted above, the Company’s first Bitcoin mining operation is located in Tampa, Florida. Subsequent to June 30, 2022, the Company has contracted with Simple Mining LLC, a Cedar-Falls, Iowa-based provider of co-location Bitcoin mining hosting services. As of the date of this filing, the Company has two mining data centers that collectively contribute 5,000 tera-hashes per second to Bitcoin mining and receives approximately 55 million Satoshi (0.55 bitcoin) per month at current protocol difficulty levels.

Although bitcoin is presently the most prominent cryptocurrency, it is possible that another cryptocurrency could supplant it as the most prominent cryptocurrency, which could have a materially negative effect of the demand for bitcoin and, therefore, on its conversion spot price. Alternatively, the demand for bitcoin may fall for other reasons unknown to the Company. bitcoin represents the Company’s largest cryptocurrency asset, so any substantial and sustained reduction in its conversion spot price would negatively impact its value as an asset.

Further, the Company has acquired and deployed miners that make use of application-specific integrated circuit (ASIC) chips, which are currently designed only to mine for bitcoin. If the demand for bitcoin experiences a sustained and substantial reduction and the conversion spot price of bitcoin falls correspondingly, we may not be able to continue to mine bitcoin and we may be forced to reconfigure our existing miners or acquire replacement miners capable of mining other, more profitable cryptocurrencies at that time. We expect to incur significant costs in connection with any such reconfiguration or to acquire replacement miners; further, we will likely be unable to continue to operate our miners during any such reconfiguration or replacement process. These added costs and such an interruption to our business operations could have a material negative effect on our business, and our stock price may suffer.

Investing in our securities involves a high degree of risk. Prior to making a decision about investing in our securities, you should carefully consider the specific risk factors discussed in the sections entitled “Risk Factors” contained in our September 8, 2022 Form S-1 registration statement, as amended, accessible through the Commission’s website https://sec.gov

Subsidiaries

The Company is a holding company with the following subsidiaries: Raptor Mining LLC, a Florida limited liability company (“Raptor Mining”); Megalodon Mining and Electric, LLC a Florida limited liability company (“Megalodon”); and TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”).

Raptor Mining’s operations include the management of the Company’s cryptocurrency mining operations, and virtual asset acquisitions.  Megalodon was formed by the Company to investigate and potentially pursue a cryptocurrency co-location business model.  The cryptocurrency co-location business model includes offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency consideration.  Co-location service businesses typically have access to large data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply.  As of the date of this Annual Report, the Company has commenced researching the acquisition of land to offering co-location services to other cryptocurrency miner owners.

Additional Information

The Company is subject to the information requirements of the Exchange Act, and, in accordance therewith, file annual, quarterly, and special reports, proxy statements and other information with the Commission. The Commission maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The periodic reports, proxy statements and other information that the Company files with the Commission are available for inspection on the Commission’s website free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the Commission. The Company maintains a website at https://trex-acq.com/ where you may also access these materials free of charge. We have included our website address as an inactive textual reference only and the information contained in, and that can be accessed through, our website is not incorporated into and is not part of this prospectus.

Employees & Employment Agreements

As of the date of this Annual Report filing, we have no employees. Our officer Frank Horkey is President/Chief Executive Officer/Chief Financial Officer. On January 1, 2015, the Company entered into a five-year contract with Mr. Horkey to, in addition to his roles as sole Officer and Director, to provide consulting services related to vetting potential acquisition targets. Mr. Horkey received 350,000 shares of the Company’s restricted common shares as of January 1, 2015, for the performance of his multiple roles. The Company also entered into a Consulting Agreement with Tonia Pfannenstiel. Ms. Pfannenstiel will provide managerial oversight for a period not less than two years. Ms. Pfannenstiel received 100,000 shares of the Company’s common shares as of January 1, 2015. Mr. Horkey’s shares and Ms. Pfannenstiel shares were issued by the Company on September 9, 2020. The cost of these shares was treated as a prepaid expense and amortized over the life of the contracts.  All costs related to these shares have been previously expensed.

We anticipate that we will continue to compensate our current and future directors and/or officers with stock and warrants and to retain independent contractors as consultants to support our expansion and business development.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, the Company is not required to provide the information required by this item, but below are the risk factors the Company believes investors should consider before purchasing any of the Company’s securities.

General Risks

We have a history of operating losses, and we may not be able to achieve or sustain profitability; we have recently shifted our focus to our blockchain and cryptocurrency mining business, and we may not be successful in this business.

We are not profitable and have incurred losses. We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business. Prior to July 2021, we did not have any operations.  In July 2021, we determined to pursue a blockchain and cryptocurrency related business. Currently, our primary operations are focused on our cryptocurrency mining business located in Tampa, Florida and Cedar Rapids, Iowa. Our current strategy is new and unproven, is in an industry that is itself new and evolving and is subject to the risks discussed below. This strategy, like our prior ones, may not be successful, and we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

If, pursuant to our co-location mining services agreements (collectively, the “Co-location Agreements”) with Ace Host (“Ace Host”) and Simple Mining LLC (“Simple Mining”), neither Ace Host nor Simple Mining cannot or will not supply sufficient electric power for us to operate our new miners, we may be required to relocate some or all of our miners to alternate co-location facilities, which may have a less advantageous cost structure and our business and results of operations may suffer as a result.

We have made a significant capital investment in new next generation miners because we believe we will be able to operate them to mine bitcoin and other cryptocurrencies at prices advantageous to us. We believe, based on information presently available to us, that the Co-location Agreements provide many advantages as opposed to other alternative arrangements. If we are required to deploy or move our miners from Ace Host or Simple Mining to another mining facility, we may be forced to accept less advantageous terms. Further, during relocation to a new mining facility, we will not be able to operate our miners and therefore we will not be able to generate revenue.

Failure to effectively manage our growth could place strains on our managerial, operational, and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational, and financial resources and systems, as well as on our management team. Any further growth or increase in the number of our strategic relationships may place additional strain on our managerial, operational, and financial resources and systems. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational, and financial resources and systems, our business and financial results would be materially harmed.

Significant contributors to the Bitcoin network could propose amendments to its protocols and software which, if accepted and authorized, could negatively impact our business and operations.

A small group of individuals contribute to the Bitcoin Core Project on GitHub.com, which is a leading source of quasi-governance that works to ensure that the Bitcoin blockchain remains decentralized and governed by consensus. According to its website, “Bitcoin Core is an open-source project which maintains, and releases Bitcoin client software called ‘Bitcoin Core.’ It is a direct descendant of the original Bitcoin software client released by Satoshi Nakamoto after he published the famous Bitcoin whitepaper.” Bitcoin Core is powered by an open-source development community, but it is maintained by a small group of maintainers and leading contributors.

This group of contributors can propose refinements or improvements to the Bitcoin network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin network and the properties of Bitcoin, including the irreversibility of transactions and limitations on the mining of new Bitcoin. Proposals for upgrades and discussions relating thereto take place on online forums.

The open-source structure of the Bitcoin network protocol may result in inconsistent and perhaps even ineffective changes to the Bitcoin protocol. Failed upgrades or maintenance to the protocol could damage the Bitcoin network, which could adversely affect our business and the results of our operations.

The Bitcoin network operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open-source project, Bitcoin is not represented by an official organization or authority. As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. Although the MIT Media Lab’s Digital Currency Initiative funds the current maintainer of the Bitcoin Core project on GitHub, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a digital asset network which we are mining on may adversely affect an investment in us.

If demand for bitcoin declines, or if another cryptocurrency replaces bitcoin as the most prominent cryptocurrency, our business and the results of our operations could suffer materially.

Although bitcoin is presently the most prominent cryptocurrency, it is possible that another cryptocurrency could supplant it as the most prominent cryptocurrency, which could have a materially negative effect of the demand for bitcoin and, therefore, on its conversion spot price. Alternatively, the demand for bitcoin may fall for other reasons unknown to the Company. Bitcoin represents the Company’s largest cryptocurrency asset, so any substantial and sustained reduction in its conversion spot price would negatively impact its value as an asset.

Further, the Company has acquired and deployed miners that make use of application-specific integrated circuit (ASIC) chips, which are currently designed only to mine for bitcoin. If the demand for bitcoin experiences a sustained and substantial reduction and the conversion spot price of bitcoin falls correspondingly, we may not be able to continue to mine bitcoin and we may be forced to reconfigure our existing miners or acquire replacement miners capable of mining other, more profitable cryptocurrencies at that time. We expect to incur significant costs in connection with any such reconfiguration or to acquire replacement miners; further, we will likely be unable to continue to operate our miners during any such reconfiguration or replacement process. These added costs and such an interruption to our business operations could have a material negative effect on our business, and our stock price may suffer.

Our ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of our digital assets.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets.  We may move our digital assets to various exchanges to exchange them for fiat currency, which will require us to rely on the security protocols of these exchanges to safeguard our digital assets. While these exchanges purport to be secure, and while we believe them to be so, no security system is perfect and malicious actors may be able to intercept our digital assets while we are in the process of selling them via such exchanges. Given the growth in their size and their relatively unregulated nature, we believe these exchanges will become a more appealing target for malicious actors. To the extent we are unable to identify and mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction, or other attack, which could adversely affect an investment in us.

The limited rights of legal recourse available to us and our lack of insurance protection for risk of loss of our digital assets exposes us and our shareholders to the risk of loss of our digital assets for which no person may ultimately be held liable and we may not be able to recover our losses.

The digital assets held by us are not insured. Further, banking institutions will not accept our digital assets and they are therefore not insured by the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Therefore, a loss may be suffered with respect to our digital assets which is not covered by insurance, and we may not be able to recover any of our carried value in these digital assets if they are lost or stolen or suffer significant and sustained reduction in conversion spot price. If we are not otherwise able to recover damages from a malicious actor in connection with these losses, our business and results of operations may suffer, which may have a material negative impact on our stock price.

If regulatory changes or interpretations of our activities require our registration as a money services business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost prohibitive. If we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and the results of our operations.

To the extent that the Company’s activities cause it to be deemed an MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that the Company’s activities cause it to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which the Company operates, the Company may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. The Company will continue to monitor for developments in such legislation, guidance, or regulations.

Such additional federal or state regulatory obligations may cause the Company to incur extraordinary expenses, possibly affecting an investment in the Shares in a material and adverse manner. Furthermore, the Company and its service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If the Company is deemed to be subject to and determines not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate the Company or any subsidiary subject to such regulatory requirements. Any such action may adversely affect an investment in us.

Current regulation of the exchange of bitcoin under the CEA by the CFTC is unclear; to the extent we become subject to regulation under the CFTC in connection with our exchange of bitcoin, we may incur additional compliance costs, which may be significant.

Current legislation, including the Commodities Exchange Act of 1936, as amended (the “CEA”) is unclear with respect to the exchange of bitcoin. Changes in the CEA or the regulations promulgated thereunder, as well as interpretations thereof and official promulgations by the Commodities Futures Tradition Commission (“CFTC”), which oversees the CEA much like the SEC oversees the Securities Act and the Exchange Act, may impact the classification of bitcoin, and therefore may subject them to additional regulatory oversight by the CFTC.

Presently, bitcoin derivatives are not excluded from the definition of a “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. Bitcoins have been deemed to fall within the definition of a commodity and, we may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator or as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us. As of the date of this prospectus, no CFTC orders or rulings are applicable to our business.

Unfavorable global economic, business, or political conditions could adversely affect our business, financial condition, or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the impact of health and safety concerns, such as those relating to the COVID-19 outbreak or other similar pandemics. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for bitcoin and our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

To date, the COVID-19 outbreak has not had a material adverse impact on our operations. However, the future impact of the COVID-19 or any other pandemic outbreak is highly uncertain, cannot be predicted and there is no assurance that such outbreaks will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken by federal and state governments.

Our future success will depend in large part upon the value of bitcoin and if we are not able to mine Bitcoin and sell it at prices favorable to us, the results of our operations will suffer.

As previously disclosed, our operating results will depend in large part upon the value of bitcoin because it’s the primary cryptocurrency we currently mine. Specifically, our revenues from our Bitcoin mining operations are based upon two factors: (1) the number of bitcoin rewards we successfully mine and (2) the value of bitcoin. In addition, our operating results are directly impacted by changes in the value of bitcoin, because under the value measurement model, both realized and unrealized changes will be reflected in our statement of operations (i.e., we will be marking bitcoin to fair value each quarter). This means that our operating results will be subject to swings based upon increases or decreases in the value of bitcoin.

Risks Related to an Investment in Our Securities

We expect to experience volatility in the price of our common stock, which could negatively affect stockholders’ investments.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of common stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

Our common stock may be categorized as “penny stock,” which may make it more difficult for investors to sell their shares of common stock due to suitability requirements.

Our common stock may be categorized as “penny stock.” The Commission has adopted Rule 15g-9 under the Exchange Act, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our common stock is significantly less than $5.00 per share and, unless we qualify for an exception, may be considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules, if applicable to us, would require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our common stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our common stock, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers or indemnification agreements we have entered into with our directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties; and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We may issue additional shares of common stock in the future, which could cause significant dilution to all stockholders.

The Board of Directors has resolved to amend the Company’s Articles of Incorporation to authorize, among other things, the issuance of up to 350,000,000 shares of common stock, with a par value of $0.001 per share. As of June 30, 2022, we had 19,573,952 shares of common stock outstanding; however, we may issue additional shares of common stock in the future in connection with a financing or an acquisition. Any issuance of additional shares of our common stock, or securities convertible into our common stock, including but not limited to, warrants, options, and convertible promissory notes, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

Anti-takeover effects of certain provisions of Nevada state law may hinder a potential takeover of us.

Nevada has a business combination law that prohibits certain business combinations between Nevada corporations and “interested stockholders” for two years after an “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation or (ii) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is potentially to discourage parties interested in taking control of us from doing so if they cannot obtain the approval of our Board. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Because we do not intend to pay any cash dividends in the foreseeable future on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our Board, based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Articles of Incorporation, contractual restrictions, and such other factors as our Board deems relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.

We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes, or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Real Property and Offices

Our executive, administrative and operating offices are provided at no cost on a month-to-month basis to the Company by our President, Frank Horkey, and are located at 7301 NW 4th Street, Suite 102, Plantation FL 33317. We are not currently under lease with regards to the offices. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ASIC Cryptocurrency Mining Equipment and Other Material Property

As of June 30, 2022, the Company owned thirty (30) Bitmain S19 ASIC miners, and as of the date of this filing, the Company owns fifty (50) Bitmain S19 ASIC miners. The Company is actively seeking to purchase additional ASIC miners to scale the Company’s cryptocurrency mining operations and virtual asset acquisitions.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

During the fiscal year ending June 30, 2022, our common stock is listed for quotation on the OTC Markets, Inc. “Pink” Tier (“Pink Sheets Exchange”) under the symbol “TRXA.”. Under this Pink Sheets Exchange listing, the Company’s stock does not have any inter-dealer quotations and all orders, to the extent orders exist, are quotes from unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.

HOLDERS

As of June 30, 2022, the number of stockholders of record is 102. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

Related Party Transactions

On August 6, 2021, the Company issued 450,000 shares of its common stock in exchange for the conversion of $45,000 of unpaid advisory compensation due to related Parties. In addition, as satisfaction of an external Settlement Agreement between Peter Simone/Corporate Capital Group International, LTD and the related Parties, the Company issued 1,050,000 Founder's shares.

Shares Issued for Services

Frank Horkey received 350,000 shares for acting in the capacity of President and sole Director since his previous contract expired December 31, 2019 and 250,000 shares for his board position vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty-three thousand three hundred thirty-three (83,333) shares at the end of the first year, June 30, 2023; and eighty-three thousand three hundred thirty-four (83,334) shares at June 30, 2024.

Michael Christiansen received 250,000 shares of the Company’s common stock vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty-three thousand three hundred thirty-three (83,333) shares at the end of the first year, June 30, 2023; and eighty-three thousand three hundred thirty-four (83,334) shares on June 30, 2024.

Squadron Marketing LLC received 250,000 shares of the Company common stock for acting on the Company’s Advisory Board for fiscal 2023 vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty-three thousand three hundred thirty-three (83,333) shares at the end of the first year, June 30, 2023; and eighty-three thousand three hundred thirty-four (83,334) shares on June 30, 2024.

Lazarus Asset Management LLC received 250,000 shares of the Company common stock for acting on the Company’s Advisory Board for fiscal 2023 vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty-three thousand three hundred thirty-three (83,333) shares at the end of the first year, June 30, 2023; and eighty-three thousand three hundred thirty-four (83,334) shares on June 30, 2024.

John Bennet received 50,000 shares for extending his consulting contract through fiscal year end 2023.

James Marshall III received 75,000 shares of the Company’s common stock for acting as the Company’s technical consultant for fiscal 2023.

For the year ended June 30, 2022, the company issued 1,182,009 for the conversion of $118,050 in related party payables.

Private Placement Transactions

The Securities Purchase Agreements

On November 10, 2021, we entered into a Securities Purchase Agreement with certain of the selling stockholders referenced in our most recent registration statement pursuant to which we sold to such selling stockholders $560,875 in aggregate principal amount of our common stock (747,837 shares) and warrants to purchase shares of our common stock (which we refer to as the “PIPE Warrants”), exercisable at any time before the close of business on December 31, 2024. The PIPE Warrants are comprised of 747,837 warrants with an exercise price of $1.50 per share.

We closed the transactions contemplated by the Securities Purchase Agreement. We issued the securities contemplated under the Securities Purchase Agreement in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

The Registration Rights Agreements

On November 10, 2021, in connection with the closing of the transactions contemplated by the Securities Purchase Agreement, we entered into Registration Rights Agreements with the selling stockholders who are parties to the Securities Purchase Agreement. With respect to the selling stockholders who are party to the Securities Purchase Agreement, we are obligated to file a registration statement registering the resale of (i) their Warrant Shares, (ii) any Shares issuable under the terms of the Securities Purchase Agreement, and (iii) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization, or similar event with respect to the foregoing.

Pursuant to the Registration Rights Agreements, we agreed to file the registration statement(s) no later than the earlier of (a) 180-days after an initial public offering by the Company or (b) twelve (12) months after effective date of the Registration Rights Agreement. Furthermore, we agreed to grant the parties to the Securities Purchase Agreement a “piggy-back” registration right upon at least 10-day notice prior to the Company’s filing of a registration statement (or confidential submission in draft form) with the SEC. As contemplated by the terms of the Registration Rights Agreements, the Company filed a registration statement on Form S-1, as amended, that became effective on September 8, 2022.

Warrants Issued to Management and Consultants

On July 1, 2021, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a Class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement for consulting services for fiscal year 2021.

On May 26, 2022, the Company issued to Frank Horkey Class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement as part of his executive compensation during the 2021 fiscal year.

On May 26, 2022,   Squadron Marketing LLC and Lazarus Asset Management LLC were each issued  Class C warrant to purchase 500,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement related to consulting services during  fiscal 2022.

On June 25, 2022, Frank Horkey and Michael Christiansen were each issued a class C warrants to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement for serving on the Company’s Board of Directors for the upcoming 2023 fiscal year.

Post-fiscal year 2022 Private Placement

On June 25, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a class C warrant to purchase 250,000 shares of the company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement for serving on the Company’s Advisory Board for the upcoming 2023 fiscal year.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2022, we had established no formal equity compensation plans which authorized an issuance of our equity securities.

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

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size, and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

TRANSFER AGENT

The stock transfer agent for our securities is Equiniti Trust Company 48 Wall Street, New York, New York 10005(“EQ”) and EQ can be reached at via phone at +1 (303) 282-4800 or via the URL https://equiniti.com/us/.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended June 30, 2021, and June 30, 2020, together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors” in both this Annual Report and in the Company’s registration statement.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Company’s current operations are relatively new, and to some extent, experimental. We have not generated any significant revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Year Ended June 30, 2022, Compared to Year Ended June 30, 2021

Our net loss for the year ended June 30, 2022, was ($1,294,198) compared to a net loss of ($467,943) during the year ended June 30, 2021. The increase in the net loss was mainly due to a substantial increase in shares and warrants issued for services, including shares and warrants issued for services performed in previous years. During the years ended June 30, 2021, , we did not generate any revenue.

During the year ended June 30, 2022, we incurred operating expenses of $1,296,364 compared to $467,943 incurred during the year ended June 30, 2021. The increase was mainly due to an increase in shares issued for services.

During the year ended June 30, 2022, we incurred interest expenses of $0, compared to $0 incurred during the year ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended June 30, 2022

As of June 30, 2022, our current assets were $57,149 and our current liabilities were $138,954 which resulted in a working capital deficit of $81,805.

As of June 30, 2022, our total liabilities were $138,954 comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the year ended June 30, 2022, net cash flows used in operating activities was ($233,321) compared to net cash flows received in operating activity of $0 for the same period in 2021.

Cash Flows used by Investing Activities

For the year ended June 30, 2022, net cash flows used by investing activities was $445,500 and June 30, 2021, net cash flows used by investing activities was $0.

Cash Flows from Financing Activities

For the year ended June 30, 2022, net cash flows from financing activities were $678,925. For the year ended June 30, 2021, net cash flows provided by financing activities was $0.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of proceeds from (a) the generation of revenues through the sales of bitcoin and other cryptocurrency sales and (b) the sales of stock. Our working capital requirements are expected to increase in line with the growth of our business.

Our principal demands for liquidity are to increase business operations and for general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to future business operations, and the expansion of our business, through cash flow provided by funds raised through proceeds from the issuance of debt or equity.

MATERIAL COMMITMENTS

The Company, through its wholly owned subsidiary Raptor Mining, has  contracts with two co-location cryptocurrency mining facilities.  The first one is with Ace Host, a Tampa, Florida based facility, and the second one, which commenced subsequent to June 30, 2022, is with Simple Mining LLC, a Cedar Falls, Iowa based facility. While both of these contracts are month to month, Raptor will continue to need co-location facilities to host it mining equipment.

The Company purchased approximately $90,000 of mining equipment from Simple Mining, LLC in September 2022.

PURCHASE OF SIGNIFICANT EQUIPMENT

During the next twelve months, the Company intends to acquire between fifty (50) and one hundred and fifty (150) ASIC miners per quarter. Although pricing for ASIC miners is generally directly related to the price of bitcoin, ASIC miners as of this Annual Report cost between $7,500 and $12,000 per ASIC miner.

CRITICAL ACCOUNTING POLICIES

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

GOING CONCERN

The independent auditors’ report accompanying our June 30, 2022, and June 30, 2021, financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Trex Acquisitions Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trex Acquisitions Corp (“the Company”) as of June 30, 2022, and 2021, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of Critical Audit Matter

As discussed in Note 2 to the consolidated financial statements, the Company’s revenue is recognized through the mining of digital assets. Digital assets, including revenue recognition, is an accounting and auditing area in which there lacks authoritative guidance, and as such the auditing digital assets and related activity requires significant auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s revenue recognition consisted of the following, among others:

1.	Obtained and reviewed the Company's policies for recognizing revenue and the related application under generally accepted accounting principles.

2.	Verified the reliability and accuracy of daily mining reports on which recognized revenue is derived.

3.	Performed analysis of daily impairment of digital assets and recalculated the fair value and assessed the appropriateness of the valuation at period-end.

We have served as the Company’s auditor since 2018. Fruci & Associates II, PLLC Spokane, Washington
October 13, 2022

TREX ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2022	June 30, 2021
CURRENT ASSETS:
Cash	$104	$-
Crypto Currency Held	9,211	-
Prepaid consulting	47,834	-
TOTAL CURRENT ASSETS	57,149	-

Plant and Equipment	421,633	-
Prepaid consulting	408,804	-
Facility Deposit	10,570	-
TOTAL ASSETS	$898,156	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$18,954	$1,124
Due to Related Parties	120,000	45,000
TOTAL CURRENT LIABILITIES	138,954	46,124
TOTAL LIABILITIES	138,954	46,124

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 350,000,000 shares and 19,573,952 and 14,669,106 issued and outstanding as of June 30, 2022, and June 30, 2021 respectively	19,574	14,669
Additional Paid In Capital	4,900,385	2,805,766
Shares to be issued	-	-
Accumulated deficit	(4,160,757)	(2,866,559)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	759,202	(46,124)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$898,156	$-

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended June 30

	2022	2021
REVENUE	$61,906	$-
Cost of goods sold	41,949	-
Gross Profit	(19,957)	-

EXPENSES
Transfer Agent and Filing Fees	6,533	11,193
Professional Fees	79,330	94,000
Management and Consulting Fees	1,113,662	360,000
Administration Fees	96,839	2,750
TOTAL EXPENSES	1,296,364	467,943

Loss from Operations	(1,276,407)	(467,943)

Impairment of digital assets	(17,791)	-
Interest Expense	-	-
LOSS BEFORE TAXES	(1,294,198)	(467,943)
Provision for Income Taxes	-	-
NET LOSS	$(1,294,198)	$(467,943)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.11)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	16,276,438	10,949,180

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

as of June 30, 2022 and 2021

			Additional
	Common Stock		Paid in	Shares to	Accumulated
	Shares	Amount	Capital	be issued	Deficit	TOTAL
Balance, June 30, 2020	103,073	$103	$815,996	$1,105,674	$(2,398,616)	$(476,843)

Shares issued from to be issued	2,535,835	2,536	1,103,138	(1,105,674)	-	-
Shares issued from private sale	350,000	350	(350)	-	-	-
Shares issued for services	300,000	300	299,700	-	-	300,000
Shares issued for related party debt conversion	11,380,198	11,380	587,282	-	-	598,662

Net Loss	-	-	-	-	(467,943)	(467,943)
Balance June 30, 2021	187,500	14,669	2,805,766	-	(2,866,559)	(46,124)

Shares issued for related party debt conversion	1,500,000	1,500	43,500	-		45,000
Share based expense for warrants issued			770,850			770,850
Shares issued for subscriptions	747,837	748	560,127	-		560,875
Shares issued for services	1,475,000	1,475	603,274			604,749
Shares issued for debt conversion	1,182,009	1,182	116,868	-		118,050
						-
Net Loss	-	-	-	-	(1,294,198)	(1,294,198)
Balance June 30, 2022	19,573,952	$19,574	$4,900,385	$-	$(4,160,757)	$759,202

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

 CONSOLIDATED STATEMENT OF CASH FLOWS

for the years ended June 30,

	2022	2021
OPERATING ACTIVITIES
Net Income (Loss)	$(1,294,198)	$(467,943)
Depreciation	23,867	-
Impairment of digital assets	17,791	-
Share issued for services and warrants issued	993,662	300,000
Change in Crypto Currency Held	18,297
Change in other assets	(10,570)
Change in Related Party Advances	-	170,046
Change Accounts Payable and Accrued Expenses	17,830
Net Cash Used by Operating Activities	(233,321)	(2,103)

INVESTING ACTIVITIES:
Purchase of Equipment	(445,500)	-
Purchase of Land	-	-
Net cash used by investing activities	(445,500)	-

FINANCING ACTIVITIES:
Advances related party	118,050	-
Proceeds from subscriptions received	560,875	-
Net cash provided by financing activities	678,925	-
NET INCREASE (DECREASE) IN CASH	104	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$104	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

Supplemental Non-Cash Information
Shares issued for related party debt conversion	$418,050	$598,662
Shares issued and recorded as prepaid expense	$600,138	$-

The accompanying notes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022, and 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

T-REX Acquisition Corp. (The “Company”) was formed on January 16, 2008, in the state of Nevada under the name Plethora Resources, Inc. as a development stage enterprise. The Company was originally organized to engage in the business of consulting to oil and gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia. The Company later changed its name to Sync2 Networks Corp when the Company began to engage in software-related services. On March 20, 2014, the Company changed its name to TREX Acquisition Corp. after the Company business operations under the Sync2 Networks branding had ceased. On June 21, 2021, the Company decided to pivot from seeking an acquisition candidate to operating a cryptocurrency mining business. On February 17, 2022, the Company began mining bitcoin at Ace Hosting, a Tampa, Florida located data center. On June 30, 2022, the Company changed its name to “T-REX Acquisition Corp.”

As of June 30, 2022, the Company is a holding company with the following subsidiaries: Raptor Mining LLC, a Florida limited liability company (“Raptor Mining”);  and TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”). On July 1, 2022, we incorporated Megalodon Mining and Electric, LLC, a Florida limited liability company (“Megalodon”);

2020 TRXA Merger Sub Inc.

On March 13, 2020, the Company incorporated the Merger Sub in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company.

2021 Raptor Mining LLC and 2022 Megalodon Mining and Electric LLC

On July 9, 2021, the Company formed Raptor Mining in order to pursue the Company’s new business operating strategy to engage in cryptocurrency mining, which is used to secure decentralized network protocols and decentralized distributed ledgers. On July 1, 2022, the Company formed Megalodon to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model includes offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency consideration.  Co-location service businesses typically have access to large data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply. As of the date of this Annual Report, the Company has commenced researching the acquisition of land to begin offering co-location services to other cryptocurrency miner owners

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

As of June 30, 2022, the accounts include those of the Company and its 100% owned subsidiaries, Merger Sub, Raptor Mining Megalodon Mining and Electric. All intercompany transactions have been eliminated.

On March 13, 2020, the Company incorporated Merger Sub in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company. On July 9, 2021, the Company organized Raptor Mining, which currently generates revenues via its operating business.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

	Level 1	Level 2	Level 3	Total
Fair value of crypto currency held – June 30, 2022	$9,211	$-	$-	$9,211

	Level 1	Level 2	Level 3	Total
Fair value of crypto currency held – June 30, 2021	$-	$-	$-	$-

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements as of June 30, 2022.

The assets and liabilities recorded on the balance sheet approximate their fair value.

Equipment

Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Equipment consists solely of bitcoin miners used in the operation. The equipment value is based on the cost and the potential impairment is reviewed periodically and as of June 30, 2022 there was no impairment of any of the mining equipment.The depreciation expense for the year ended June 30, 2022, was $23,867.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Through June 30, 2022, and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

We recognize the revenue when the coins are mined. In order to value the bitcoin that we mined and maintain in our Slush Pool wallet, we mark to market using the last quote at 11:59 on the day the coin is mined. and is then evaluated for impairment on a daily basis with any adjustments recorded in the other income / expense section of the statement of operations. We then multiply the quote against the (in this case fractional) number of bitcoin we own. That gives the dollar value of our position.

During the years ended June 30, 2022 and June 30, 2021, the company recognized $61,906 and $0 respectively, in revenue from its cryptocurrency mining operations.

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

As of June 30, 2022, we had a net operating loss carry-forward of approximately $(4,160,757) and a deferred tax asset of $873,759 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(873,759). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On June 30, 2022, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2022	June 30, 2021
Deferred Tax Asset	$873,759	$601,977
Valuation Allowance	(873,759)	(601,977)
Deferred Tax Asset (Net)	$-	$-

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

There were outstanding warrants that could convert into 3,685,333 shares of common stock as of June 30, 2022. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $4,160,757 and a working capital deficit of $81,805 as of June 30, 2022.

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

Due to Related Parties

On August 6, 2021, the Company issued 450,000 shares of its common stock in exchange for the conversion of $45,000 of unpaid advisory compensation due to related Parties. In addition, as satisfaction of an external Settlement Agreement between Peter Simone/Corporate Capital Group International, LTD and the related Parties, the Company issued 1,050,000 Founder's shares.

For the year ended June 30, 2022, the company issued 1,182,009 for the conversion of $118,050 in related party payables.

As of June 30, 2022, the company owed $120,000 due to related parties for management fees for the year ended June 30, 2022.

NOTE 5 – COMMON STOCK

On August 6, 2021, the Company issued 450,000 shares of its common stock in exchange for the conversion of $45,000 of unpaid advisory compensation due to related Parties. In addition, as satisfaction of an external Settlement Agreement between Peter Simone/Corporate Capital Group International, LTD and the related Parties, the Company issued 1,050,000 Founder’s shares.

Frank Horkey received 350,000 shares for acting in the capacity of President and sole Director since his previous contract expired December 31, 2019 and 250,000 shares for his board position vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty-three thousand three hundred thirty-three (83,333) shares at the end of the first year, June 30, 2023; and eighty-three thousand three hundred thirty-four (83,334) shares at June 30, 2024.

Michael Christiansen received 250,000 shares of the Company’s common stock vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty-three thousand three hundred thirty-three (83,333) shares at the end of the first year, June 30, 2023; and eighty-three thousand three hundred thirty-four (83,334) shares on June 30, 2024.

Squadron Marketing LLC received 250,000 shares of the Company common stock for acting on the Company’s Advisory Board for fiscal 2023 vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty-three thousand three hundred thirty-three (83,333) shares at the end of the first year, June 30, 2023; and eighty-three thousand three hundred thirty-four (83,334) shares on June 30, 2024.

Lazarus Asset Management LLC - received 250,000 shares of the Company common stock for acting on the Company’s Advisory Board for fiscal 2023 vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty-three thousand three hundred thirty-three (83,333) shares at the end of the first year, June 30, 2023; and eighty-three thousand three hundred thirty-four (83,334) shares on June 30, 2024.

John Bennet received 50,000 shares for extending his consulting contract through fiscal year end 2023.

James Marshall III received 75,000 shares of the Company’s common stock for acting as the Company’s technical consultant for fiscal 2023.

NOTE 6 – WARRANTS

On May 3, 2014, it was resolved that the Company shall offer 250,000 Units at a price of $0.80 per unit. Each Unit shall consist of (a) one (1) share of common stock and (b) a combination of series A warrants (which may be exercised within three (3) years) and series B warrants exercised within five (5) years of the consummation of a merger.

On May 14, 2014, the Company entered into a subscription agreement for 157,500 units at $0.80 per share for a total of $125,000. Each unit consists of one (1) share of common stock and one (1) series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance.

On May 14, 2014, the Company entered into a subscription agreement for 32,000 units at $0.80 per share for a total of $25,000. Each unit consists of one (1) share of common stock and one (1) series A warrant to purchase one share of common stock at $1.25 per share. Each A warrant expires three years from the date of issuance.

On July 14, 2014, the Company entered into a subscription agreement for 62,500 units at $0.80 per share for a total of $50,000. Each unit consists of one (1) share of common stock, and two (2) Series A warrants to purchase one (1) share of common stock at $.65 per share and one (1) series B warrant to purchase one (1) share of common stock at $.80. Each series A warrant expires three years from the consummation of a merger and each series B warrant expires 5 years from the consummation a merger.

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

As of the filing date of this annual report, 187,500 A warrants have expired leaving only 125,000 A Warrants and 62,500 B Warrants remaining effective since the Company has yet to consummate a merger.

On May 5, 2022 issued shares and warrants related to that certain Securities Purchase Agreement dated November 10, 2021with certain of the selling stockholders referenced in our most recent registration statement pursuant to which we sold to such selling stockholders $560,875 in aggregate principal amount of our common stock (747,837 shares) and warrants to purchase shares of our common stock (which we refer to as the “PIPE Warrants”), exercisable at any time before the close of business on December 31, 2024. The PIPE Warrants are comprised of 747,837 warrants with an exercise price of $1.50 per share.

On July 1, 2021, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a Class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50.

On May 26, 2022, the Company issued to Frank Horkey Class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement as part of his executive compensation during the 2022 fiscal year.

On May 26, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued Class C warrant to purchase 500,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement related to consulting services during fiscal 2022.

On June 25, 2022, Frank Horkey and Michael Christiansen were each issued 250,000 class C warrants to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement for serving on the Company’s Board of Directors for the upcoming 2022 fiscal year.

On June 25, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement for serving on the Company’s Advisory Board for the upcoming 2022 fiscal year.

               Certain of the shares and warrants noted above were issued to Board Members, Advisory Board Members and, Consultants for services to be rendered for periods subsequent to June 30, 2022. The amounts related to shares and warrants are treated as prepaid consulting, both current and non-current in these financial statements. These amounts will be recognized in subsequent periods as they are earned according to the Agreements.

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding June 30, 2020		187,500	$0.75	187,500	$0.75
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2021		187,500	$0.75	187,500	$0.75
Additions	Granted	3,497,833	1.50	1,247,833	1.50
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2022		3,685,333	$1.47	1,435,333	$1.47

These warrants were valued using a Black Scholes calculation using a stock price of $1,00, and exercise price of $1.50 a voltility range of 30% to 40% and a risk-free interest rate of 1%.

As of June 30, 2022, none of the warrants were exercisable because the Company had yet to file a Registration Statement including these warrants. The Registration Statement was filed subsequent to year end and was declared on October 9, 2022.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

Name Change

On August 5, 2022, the Company changed its name to “T-REX Acquisition Corp.”

Private Sales of Unregistered Securities

On July 22, 2022, we entered into a Securities Purchase Agreement with one private investor who is not a Selling Stockholder (defined above) to whom we sold $100,000 in aggregate principal amount for 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. On August 8, 2022, the same private investor has committed to purchasing another $100,000 in aggregate principal amount for an additional 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. We closed the transactions contemplated by the Securities Purchase Agreement. We issued the securities contemplated under the Securities Purchase Agreement in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Company’s Registration Statement on Form S-1, as amended

At 4pm eastern time on September 8, 2022, the Company’s registration statement on Form S-1, as amended, concerning the registration of 6,505,267 shares of its common stock, had been declared effective by the Securities and Exchange Commission. The registration statement relates to the possible resale, from time to time, by the selling stockholders of up to an aggregate of 6,530,267 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), including (i) an aggregate of 747,837 shares acquired by those selling stockholders who purchased the Company’s common stock and warrants pursuant to a Securities Purchase Agreement (the “PIPE Investors”), (ii) an aggregate of 747,837 shares issuable upon the exercise in full of warrants (the “PIPE Warrant Shares”), (iii) an aggregate of 2,437,500 shares of the Company’s common stock issuable upon the exercise of warrants held by the remaining Selling Stockholders (the “Non-PIPE Warrant Shares”) (assuming the Warrants are exercised in full without regard to any exercise limitations therein), and (iii) 2,597,093 shares of common stock, including common stock owned by the Company’s long term investors and beneficially owned by certain directors and current executive officers of the Company.

The Shares will be offered and sold by the selling stockholders at a fixed price of $1.50 per share until our common stock is quoted on OTC Market Group, Inc.’s “OTCQB” or “OTCQX” tiers, and thereafter the Shares may be sold at prevailing market prices or privately negotiated prices or in transactions that are not in the public market. Although we intend to pursue an application for listing on the OTCQB tier, we cannot assure you that our common stock will, in fact, be quoted on the OTCQB tier. The Company will not receive any proceeds from the sale of the Shares by the selling stockholders, although the Company will receive the proceeds from any cash exercise of the Warrants.

Significant purchase of assets

The Company purchased approximately $90,000 of mining equipment from Simple Mining, LLC in September 2022.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of the date of this filing, there are no disagreements between us and our accountants on any matter of accounting principles, practices, or financial statement disclosure.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer/Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer/Chief Financial Officer believe that, as of June 30, 2022, our internal control over financial reporting is not effective based on those criteria, due to the following:

•

Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties, and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel. Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position

Frank Horkey	66	President/Chief Executive Officer, Secretary and Chief Financial Officer Director

Frank J. Horkey

Mr. Horkey has been our President/Secretary and Chief Financial Officer and a director since January 14, 2014. During the past forty years, Mr. Horkey has been engaged as an auditor and a certified public accountant. Mr. Horkey currently is the founder and manager of Horkey & Associates, which is a public accounting firm located in West Broward, Florida. In 1978, Mr. Horkey commenced his career with Touche Ross (which is now called Deloitte Touche), an international public accounting firm, in Miami, Florida. After three years, he started his own public accounting firm and through subsequent mergers was a partner through 1991 in one of the largest accounting firms in western Broward County. Mr. Horkey has taught courses on accounting, auditing and taxation issues, and has written a variety of articles on diverse tax topics, such as home office deductions, and accounting and auditing topics such as audits of small businesses. Mr. Horkey’s clients have included large corporations, small businesses, professionals, not-for-profit organizations, municipalities, and other governmental entities. Mr. Horkey was the audit partner on one of the pilot single audits performed on a large governmental unit in 1981 and was involved in the development and application of the single audit process with the Office of Management and Budget and the General Accounting Office.

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

Mr. Horkey is also a 1993 graduate of Leadership Broward and 1987 President of the Sunrise Chamber of Commerce. He has been a member of the Broward Workforce Development Board since 1993 and Chair of its Audit Committee and was Board Chair for 2015-2016 and again for 2021-2022. Mr. Horkey is the 1995 recipient of the “Small Business Person of the Year” award from the Sunrise Chamber of Commerce, and a two-time finalist for the South Florida “Up and Comers” Award in accounting. He was also Chair of the Sole Practitioners Committee of the Florida Institute of Certified Public Accountants for two years.

Mr. Horkey’s community involvement also extends into the education environment. He was a member of the School Board of Broward County Audit Committee for ten years, Chair of the Sunrise Chamber of Commerce Education Committee for three years, and co-founder of the Sunrise Chamber “One for the Kids” Program (which matches businesspeople who have specific skills with schools and/or students with matching needs). He also worked on the Broward Education Planning Initiative, which was the first countywide effort to address school overcrowding. Mr. Horkey was Treasurer of Broward Education Foundation for four years including the period during which the Foundation administered the Marjory Stoneman Douglas Victims fund of over $10,700,000. He is currently Board Chair of Broward Education Foundation.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. All officers are appointed annually by the board of directors and, subject to employment agreements (which did not exist prior to June 30, 2022), serve at the discretion of the board. On July 1, 2022, the Company established a framework for Board Service Agreements with stock compensation subject to a vesting schedule. In connection with their respective appointments and using the above noted Board Service Agreement model. we entered into agreements with Frank Horkey and Michael Christiansen pursuant to which, among other things, the Company issued in a private placement 250,000 restricted shares of the Company’s common stock to each director, subject to a vesting schedule.

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

CORPORATE GOVERNANCE

Committees

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the limited size of our Board (two)  and our relatively limited operations, the Board believes it is able to effectively manage the issues normally considered by such committees. Our Board may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. Our President/CEO/CFO Director Frank Horkey is a certified public accountant with substantial audit experience. We intend to establish an audit committee as soon as it is practical to do so. When established, the audit committee’s primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

Code of Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Director Independence

Our Chairman of the Board, Frank Horkey, is not deemed independent and Mr. Horkey also holds positions as an officer. As of the date of this Annual Report, Michael Christiansen serves on the Company’s board of directors and Mr. Christiansen is deemed an independent member of the board of directors.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ended June 30, 2022, and June 30, 2021.

Summary Compensation Table

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Frank Horkey, Note 1)	2015-2021	0	0	$210,000	0	0	0	0	$210,000
President/Secretary/Treasurer/CFO
	2022			$143,500	$29,575				$173,075

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

Note 2) On January 1, 2020, the Company entered into a management agreement for a period of 3 years. We issued 350,000 shares of its common stock as consideration. The shares were valued at $.41 per share. In addition, Mr. Horkey was awarded a classs C warrant to purchase 250,000 shares of the Company’s common stock at a price of $1.50 for a period of 3 years from the effective date of the Company registration statement. The shares and warrant were not issued until June 2022.

OUTSTANDING EQUITY AWARDS

We do not have any effective stock option or other equity award plans. Therefore, as of June 30, 2022, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock	Market Value of Shares or Units	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights	Value of Unearned Shares, Units or Other Rights

Frank Horkey	0	0	0	0	0	350,000	$143,500	250,000	$29,575
Pres/CEO Secretary CFO	0	0	0	0	0	0	0	0	0

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal years ended June 30, 2022, and June 30, 2021:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Frank Horkey2020-2022	0	143,500	0	0	0	29,575	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On September 9, 2020, Frank Horkey Pres/CEO, Secretary CFO, and sole director was issued 350,000 shares of the Company’s common stock pursuant to that certain five-year Management Agreement, which commenced and was dated January 1, 2015, and expired December 30, 2019.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2022, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Officers and Directors
Common Stock	Frank Horkey 7301 NW4th St Suite 102 Plantation FL 33317	900,000 shares	4.8%

Common Stock	All directors and named executive officers as a group (1 person)	900,000 shares	4.8%
Beneficial Owners 5% or Greater
	Lazarus Asset Management LLC 9540 NW 10th St. Plantation, FL 33322	1,445,220 shares	7.4%
	Squadron Marketing LLC 2070 s. Hibiscus Dr Miami, FL 33181	1,445,220 shares	7.4%

________

(1)

Percentage of beneficial ownership of our common stock is based on 19,573,952shares of common stock outstanding as of the date of this Annual Report, which total issued and outstanding were reduced in accordance with the Reverse Stock Split.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2022, and June 30, 2021, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $20,000 and $10,000, respectively.

Other Audit Fees

For the fiscal years ended June 30, 2022 and June 30, 2021, there were no fees billed for other audit fees.

Tax Fees

For the fiscal years ended June 30, 2022 and June 30, 2021, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

TREX Acquisition Corp. a Nevada corporation

October 17, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

October 17, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 17, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

