Form 10-Q
period 2022-09-30
T-REX Acquisition Corp.
filed 2022-11-21
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED SEPTEMBER 30, 2022 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-266766

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

As of November 21, 2022, there were 19,840,619 shares of the Registrant’s $0.0001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

Common

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(A Nevada Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TREX ACQUISITION CORP.

September 30, 2022

3

T-REX ACQUISITION CORP.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14	$104
Crypto Currency Held	-	9,211
Prepaid consulting	152,213	47,834
TOTAL CURRENT ASSETS	152,227	57,149

Plant and Equipment	496,374	421,633

Prepaid consulting	152,213	408,804
Facility Deposit	10,570	10,570
TOTAL ASSETS	$811,384	$898,156

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$21,486	$18,954
Due to Related Party	171,500	120,000
TOTAL CURRENT LIABILITIES	192,986	138,954
TOTAL LIABILITIES	192,986	138,954

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 350,000,000 shares and 19,840,618 and 19,573,952 issued and outstanding as of September 30, 2022, and June 30, 2022, respectively.	1,984	1,957
Additional Paid in Capital	5,601,120	4,918,002
Shares to be issued	-	-
Accumulated deficit	(4,984,706)	(4,160,757)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	618,398	759,202
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$811,384	$898,156

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended September 30,

	2022	2021
REVENUE	$25,829	$-
Cost of goods sold	25,532	-
Gross Profit	297	-

EXPENSES
Transfer Agent and Filing Fees	2,880	4,133
Professional Fees	30,245	53,924
Management and Consulting Fees	767,358	15,000
Administration Fees	23,763	-
TOTAL EXPENSES	824,246	73,057

Loss from Operations	(823,949)	(73,057)

Interest Expense	-	-
LOSS BEFORE TAXES	(823,949)	(73,057)
Provision for Income Taxes	-	-
NET LOSS	$(823,949)	$(73,057)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	19,840,618	15,533,236

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

as of September 30, 2022

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance, June 30, 2020	103,073	$10	$816,089	$1,105,674	$(2,398,616)	$(476,843)

Shares issued from to be issued	2,535,835	254	1,105,420	(1,105,674)	-	-
Shares issued from private sale	350,000	35	(35)	-	-	-
Shares issued for seervices	300,000	30	299,970	-	-	300,000
Shares issued for related party debt conversion	11,380,198	1,138	597,524	-	-	598,662
						-
Net Loss	-	-	-	-	(467,943)	(467,943)
Balance June 30, 2021	14,669,106	1,467	2,818,968	-	(2,866,559)	(46,124)

Shares issued for related party debt conversion	1,500,000	150	44,850	-		45,000
Share based expense for warrants issued		-	770,850			770,850
Shares issued for subscriptions	747,837	75	560,800	-		560,875
Shares issued for services	1,475,000	148	604,602			604,749
Shares issued for debt conversion	1,182,009	118	117,932	-		118,050
						-
Net Loss	-	-	-	-	(1,294,198)	(1,294,198)
Balance June 30, 2022	19,573,952	$1,957	$4,918,002	$-	$(4,160,757)	$759,202

Shares issued for cash	266,666	27	199,973	-		200,000
Share based expense for warrants issued		-	483,145			483,145
Adjustment for par value		-	-
		-				-
Net Loss	-	-	-	-	(823,949)	(823,949)
Balance September 30, 2022	19,840,618	1,984	$5,601,120	$-	$(4,984,706)	$618,398

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

for the\three months ended September 30, 2022

	2022	2021
OPERATING ACTIVITIES
Net Income (Loss)	$(823,949)	$(73,057)
Depreciation	17,003	-
Shares issued for related party debt conversion		45,000
Share issued for services and warrants issued	635,358	-
Change in Crypto Currency Held	9,211
Change in other assets	-
Change in Related Party accruals	51,500	(656)
Change Accounts Payable and Accrued Expenses	2,531	28,713
Net Cash Used by Operating Activities	(108,346)	-

INVESTING ACTIVITIES:
Purchase of Equipment	(91,744)	-
Purchase of Land	-	-
Net cash used by investing activities	(91,744)	-

FINANCING ACTIVITIES:
Advances related party	-
Shares issued for cash	200,000	-
Net cash provided by financing activities	200,000	-
NET INCREASE (DECREASE) IN CASH	(90)	-

CASH AT BEGINNING OF PERIOD	104	-

CASH AT END OF PERIOD	$14	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Shares issued for related party debt conversion	$-	$45,000

The accompanying footnotes are an integral part of these consolidated financial statements

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

T-REX Acquisition Corp. (The “Company”) was formed on January 16, 2008, in the state of Nevada under the name Plethora Resources, Inc. as a development stage enterprise. The Company was originally organized to engage in the business of consulting to oil and gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia. The Company later changed its name to Sync2 Networks Corp when the Company began to engage in software-related services. On March 20, 2014, the Company changed its name to TREX Acquisition Corp. after the Company’s business operations under the Sync2 Networks branding had ceased. On June 21, 2021, the Company decided to change focus over the short term from seeking acquisition candidates to operating a cryptocurrency mining business. On February 17, 2022, the Company began mining bitcoin at Ace Hosting, a Tampa, Florida located data center. On August 5, 2022, the Company changed its name to “T-REX Acquisition Corp.”

As of September 30, 2022, the Company is a holding company with the following subsidiaries: Raptor Mining LLC, a Florida limited liability company (“Raptor Mining”); and TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”). On July 1, 2022, we incorporated Megalodon Mining and Electric, LLC, a Florida limited liability company (“Megalodon”).

2020 TRXA Merger Sub Inc.

On March 13, 2020, the Company incorporated the Merger Sub in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company and Merger Sub is an inactive subsidiary of the Company.

2021 Raptor Mining LLC and 2022 Megalodon Mining and Electric LLC

On July 9, 2021, the Company formed Raptor Mining in order to pursue the Company’s new business operating strategy to engage in cryptocurrency mining, which is used to secure decentralized network protocols and decentralized distributed ledgers. On July 1, 2022, the Company formed Megalodon to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model is based on a company, which has access to data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply, offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency consideration. As of the date of this quarterly filing, the Company has commenced researching the acquisition of land to construct a facility to begin offering co-location services to other cryptocurrency miner owners

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end June 30, 2022, and June 30, 2021, respectively. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended September 30, 2022, are not necessarily indicative of results for the entire year ending June 30, 2023.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing, and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

Principles of Consolidation

As of September 30, 2022, the accounts include those of the Company and its 100% owned subsidiaries, Merger Sub, Raptor Mining and Megalodon Mining and Electric. All intercompany transactions have been eliminated.

On March 13, 2020, the Company incorporated Merger Sub in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director at that time currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company. On July 9, 2021, the Company organized Raptor Mining, which currently generates revenues via its operating cryptocurrency mining business. On July 1, 2022, the Company formed Megalodon to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model is based on a company, which has access to data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply, offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency consideration. As of the date of this quarterly filing, the Company has commenced researching the acquisition of land to begin offering co-location services to other cryptocurrency miner owners

Use of estimates

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable, would, if any were recorded, approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements as of September 30, 2022.

The assets and liabilities recorded on the balance sheet approximate their fair value.

Equipment

 Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Equipment consists solely of bitcoin miners used in the operation. The equipment value is based on the cost and the potential impairment is reviewed periodically and as of June 30, 2022, there was no impairment of any of the mining equipment. The depreciation expense for the three months ended September 30, 2022, was $17,003.

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

The share based compensation of $767,000 reported for the quarter ending September 30, 2022, represents the total amount for the year as the shares and warrants issued for compensation which vested on July 1, 2022, and not periodically throughout the year. Therefore, there will be no further share based compensation resulting from these shares and warrants for the remainder of the fiscal year.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Since September 30, 2022, and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

Revenue recognition

The Company recognizes revenue under ASU No. 2014-09,” Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.

The Company recognizes the revenue when the coins are mined. In order to value the bitcoin that we mined and maintain in our Slush Pool wallet, we mark to market using the last quote at 11:59 on the day the coin is mined. The coins are then evaluated for impairment on a daily basis with any adjustments recorded in the cost of goods sold section of the statement of operations. We then multiply the quote against the (in this case fractional) number of bitcoin we own. That gives the dollar value of our position.

During the quarter ended September 30, 2022, the company recognized $25,829 in revenue from its cryptocurrency mining operations.

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

As of September 30, 2022, we had a net operating loss carry-forward of approximately $(4,984,706) and a deferred tax asset of $1,046,788 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(1,046,788). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of September 30, 2022, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

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

There were outstanding warrants that could convert into 3,285,332 shares of common stock as of September 30, 2022. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

	September 30, 2022	June 30, 2022
Deferred Tax Asset	$1,046,788	$873,759
Valuation Allowance	(1,046,788)	(873,759)
Deferred Tax Asset (Net)	$-	$-

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

Financial Statement Reclassifications

The par value of common stock was previously reported at $.001 and was adjusted to $.0001 resulting in an adjustment from common stock to additional paid in capital, with no change to total equity.

Certain account balances from prior periods have been reclassified in these financial statements so as to conform to current period classifications."

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $4,984,706 and a working capital deficit of $(40,759) as of September 30, 2022.

While the Company is attempting to generate greater revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Due to Related Parties

For the year ended June 30, 2022, the company issued 1,182,009 shares for the conversion of $118,050 in related party payables. The shares include, as satisfaction of an external Settlement Agreement between Peter Simone/Corporate Capital Group International, LTD and related Parties, the Company issued Founder’s shares originally due to Simone/CCGI to in exchange for $80,000, paid by those related Parties.

As of September 30, 2022, the company owed $171,500 due to related parties for accumulated management fees.

NOTE 5 – COMMON STOCK

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

For the quarter ending September 30, 2022, the Company has issued 266,666 shares of the Company’s common stock pursuant to private placement transactions described below.

Private Placement Transactions

The Securities Purchase Agreements

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

On July 14, 2014, the company entered into a subscription agreement for 62,500 units at $.80 per share for a total of $50,000. Each unit consists of one (1) share of common stock, and two (2) Series A warrants to purchase one (1) share of common stock at $.65 per share and one (1) series B warrant to purchase one (1) share of common stock at $.80. Each series A warrant expires three years from the consummation of a merger and each series B warrant expires 5 years from the consummation of a merger.

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

On May 5, 2022 the Company issued shares and warrants related to that certain Securities Purchase Agreement dated November 10, 2021with certain of the selling stockholders referenced in our most recent registration statement pursuant to which we sold to such selling stockholders $560,875 in aggregate principal amount of our common stock (747,837 shares) and warrants to purchase shares of our common stock (which we refer to as the “PIPE Warrants”), exercisable at any time before the close of business on December 31, 2024. The PIPE Warrants are comprised of 747,837 warrants with an exercise price of $1.50 per share.

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

 Certain of the shares and warrants noted above were issued to Board Members, Advisory Board Members and Consultants for services to be rendered for periods subsequent to June 30, 2022. The amounts related to shares and warrants are treated as prepaid consulting, both current and non-current, in these financial statements. These amounts will be recognized in subsequent periods as they are earned according to the Agreements.

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2020		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2021		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	3,497,833	1.50	1,247,833	1.50	2.92
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2022		3,685,333	$1.47	1,435,333	$1.47	3.04
Additions	Granted	266,666	1.50	1,849,999	1.50	2.92
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding September 30, 2022		3,951,999	$1.47	3,285,332	$1.47	3.04

These warrants were valued using a Black Scholes calculation using a stock price of $1,00, and exercise price of $1.50 a volatility range of 30% to 40% and a risk-free interest rate of 1%.

As of September 30, 2022, all of the warrants were exercisable. The Securities and Exchange Commission had declared the Company’s most recent registration statement, as amended, effective on September 8, 2022.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no events requiring disclosure.

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

RESULTS OF OPERATION

Quarter Ended September 30, 2022, Compared to Quarter Ended September 30, 2021

Our revenue for the quarter ended September 30, 2022, was $25,829 compared to $0 for the same period in 2021.

Our net loss for the quarter ended September 30, 2022, was ($823,949) compared to a net loss of ($73,057) for the same period in 2021.

During the quarter ended September 30, 2022, we incurred operating expenses of $824,246 compared to $73,057 for the same period in 2021. The increase in expenses was mainly due to an increase in shares issued for services and an increase in management and consulting fees.

During the quarter ended September 30, 2022, we incurred interest expenses of $0 compared to $0 incurred during the quarter ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended September 30, 2022

As of September 30, 2022, our current assets were $152,227 and our current liabilities were $192,986, which resulted in a working capital deficit of $ 40,759.

As of September 30, 2022, and 2021, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the three months ended September 30, 2022, net cash flows used in operating activities was $108,346 compared to $0 for the same period in 2021.

Cash Flows from Investing Activities

For the three months ended September 30, 2022, net cash flows used in investing activities were $91,744 compared to $0 for the same period in 2021.

Cash Flows from Financing Activities

For the three months ended September 30, 2022, net cash flows from financing activities were $200,000 compared to $0 for the same period in 2021.

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

None.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of September 30, 2022, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities.

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

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated September 30, 2022, on Form 10-Q are included, or incorporated by reference, in this three months ended September 30, 2021 Report on Form 10-Q.

Exhibit No.	Description

3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on July 25, 2008
3.3	Bylaws, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011
3.4	Amended Articles of Incorporation, incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-1, as amended and filed August 31, 2022.
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

TREX Acquisition Corp. a Nevada corporation

November 21, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President, Director
(Principal Executive Officer)

November 21, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 21, 2022	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Director

