Form 10-Q
period 2022-12-31
T-REX Acquisition Corp.
filed 2023-02-14
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 1, 2023, there were 19,840,618 shares of the Registrant’s $0.0001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

Common

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(A Nevada Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TREX ACQUISITION CORP.

December 31, 2022

3

TREX ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2022 (Unaudited)	June 30, 2022
CURRENT ASSETS
Cash	$25,306	$104
Prepaid Consulting	76,106	47,834
TOTAL CURRENT ASSETS	101,412	47,938

NON-CURRENT ASSETS
Plant and Equipment	477,186	421,633
Crypto Currency Held	3,120	9,211
Prepaid Consulting	228,320	408,804
Facility Deposit	-	10,570
TOTAL NON-CURRENT ASSETS	708,626	850,218
TOTAL ASSETS	$810,038	$898,156

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$28,553	$18,954
Due to Related Party	245,900	120,000
TOTAL CURRENT LIABILITIES	274,453	138,954
TOTAL LIABILITIES	274,453	138,954

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 350,000,000 shares and 19,840,618 and 19,573,952 issued and outstanding as of December 31, 2022, and June 30, 2022, respectively	1,984	1,957
Additional Paid In Capital	5,601,120	4,918,002
Shares to be issued	100,000	-
Accumulated deficit	(5,167,519)	(4,160,757)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	535,585	759,202
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$810,038	$898,156

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended December 31,

 (Unaudited)

	Three months ended		Six months ended
	2022	2021	2022	2021
REVENUE	$11,958	$-	$37,787	$-
Cost of goods sold	40,151	-	82,686	-
Gross Profit	(28,153)	-	(44,899)	-

EXPENSES
Transfer Agent and Filing Fees	1,922	4,433	4,801	8,566
Professional Fees	19,439	20,406	49,684	74,330
Management and Consulting Fees	127,000	45,000	259,000	830,850
Share based compensation	-	770,850	635,358
Administration Fees	6,259	116	13,019	116
TOTAL EXPENSES	154,620	840,805	961,863	913,862

Loss from Operations	(182,813)	(840,805)	(1,006,762)	(913,862)

Gain (loss) on Crypto held			-
Interest Expense	-	-	-	-
LOSS BEFORE TAXES	(182,813)	(840,805)	(1,006,762)	(913,862)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(182,813)	$(840,805)	$(1,006,762)	$(913,862)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$(0.52)	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	19,759,459	1,619,106	19,666,705	15,851,171

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

as of December 31,2022

(Unaudited)

			Additional	Shares of Common Stock to be Issued
	Common Stock		Paid in	Shares to		Accumulated
	Shares	Amount	Capital	be issued	Amount	Deficit	TOTAL

Balance June 30, 2021	14,669,106	1,467	$2,818,968	-	$-	$(2,866,559)	$(46,124)

Shares issued for related party debt conversion	1,500,000	150	44,850	-			45,000
Share based expense for warrants vested		-	770,850				770,850
Shares issued for subscriptions	747,837	75	560,800	-			560,875
Shares issued for services	1,475,000	148	604,602				604,749
Shares issued for debt conversion	1,182,009	118	117,932	-			118,050
							-
Net Loss	-	-	-	-		(1,294,198)	(1,294,198)
Balance June 30, 2022	19,573,952	$1,958	$4,918,001	$-		$(4,160,757)	$759,202

Shares issued for cash received	266,666	27	199,973	-			200,000
Share based expense for warrants vested		-	483,145				483,145
Adjustment for par value		-	-
		-					-
Net Loss	-	-	-	-		(823,949)	(823,949)
Balance September 30, 2022	19,840,618	1,985	$5,601,119	$-		$(4,984,706)	$618,398

Shares to be issued for cash received	-	-	-	1,333,344	$100,000		100,000
		-					-
Net Loss	-	-	-	-		(182,813)	(182,813)
Balance December 31, 2022	19,840,618	1,985	$5,601,119	133,334	$100,000	$(5,167,519)	$535,585

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

 CONSOLIDATED STATEMENT OF CASH FLOWS

for the six months ended December 31,

(Unaudited)

	2022	2021
OPERATING ACTIVITIES
Net Loss	$(1,006,762)	$(913,862)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation	635,357	770,850
Depreciation	36,191	-
Changes in Assets and Liabilities
Changes in Assets and Liabilities
Changes in Crypto Currency Held	6,091	-
Facility Deposit	10,570
Related Party Accruals	125,900	118,049
Accounts Payable and Accrued Expenses	9,599	21,848
Net Cash Used by Operating Activities	(183,054)	(3,115)

INVESTING ACTIVITIES:
Purchase of Equipment	(91,744)	(356,400)
Purchase of Land	-	-
Net cash used by investing activities	(91,744)	(356,400)

FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	-	360,875
Proceeds from common shares issued	200,000	-
Proceeds from common shares to be issued	100,000
Net cash provided by financing activities	300,000	360,875
NET INCREASE (DECREASE) IN CASH	25,202	1,360

CASH AT BEGINNING OF PERIOD	104	-

CASH AT END OF PERIOD	$25,306	$1,360

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Disclosure of Non- Cash Investing and Financing Activities
Share-based compensation - warrants vested	$483,145	$770,850
Share-based compensation - shares vested	$152,212	604,749

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

As of December31, 2022, the Company is a holding company with the following subsidiaries: Raptor Mining LLC, a Florida limited liability company (“Raptor Mining”); and TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”). On July 1, 2022, we incorporated Megalodon Mining and Electric, LLC, a Florida limited liability company (“Megalodon”), which is also a dormant entity.

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

2021 Raptor Mining LLC and 2022 Megalodon Mining and Electric LLC

On July 9, 2021, the Company formed Raptor Mining in order to pursue the Company’s new business operating strategy to engage in cryptocurrency mining, which is used to secure decentralized network protocols and decentralized distributed ledgers. On July 1, 2022, the Company formed Megalodon to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model is based on a company, which has access to data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply, offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency consideration. As of the date of this quarterly filing, the Company has commenced researching the acquisition of land to begin offering co-location services to other cryptocurrency miner owners.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end June 30, 2022, and June 30, 2021, respectively. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended December 31, 2022, are not necessarily indicative of results for the entire year ending June 30, 2023.

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

Principles of Consolidation

                As of December 31, 2022, the accounts include those of the Company and its 100% owned subsidiaries, Merger Sub, Raptor Mining and Megalodon Mining and Electric. These entities are inactive and without balances. As a result, there were no intercompany transactions or balances to be eliminated.

On March 13, 2020, the Company incorporated Merger Sub in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company. On July 9, 2021, the Company organized Raptor Mining, which currently generates revenues via its operating business.  On July 1, 2022, the Company formed Megalodon to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model is based on a company, which has access to data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply, offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency consideration. As of the date of this quarterly filing, the Company has commenced researching the acquisition of land to begin offering co-location services to other cryptocurrency miner owners.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements as of December 31, 2022.

The assets and liabilities recorded on the balance sheet approximate their fair value.

Equipment

Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) or seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Equipment consists solely of bitcoin miners used in the operation. The equipment value is based on the cost and the potential impairment is reviewed periodically and as of June 30, 2022, there was no impairment of any of the mining equipment. The depreciation expense for the three and six months ended December 31. 2022, was $19,188 and $36,191 respectively. Depreciation expense for the three and six months ended December 31. 2021, was $-0- and $-0- respectively.

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

Revenue recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligations in the contract

•	Step 5: Recognize revenue when the Company satisfies a performance obligation

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both.

When determining the transaction price, an entity must consider the effects of all of the following:

•	Variable consideration

•	Constraining estimates of variable consideration

•	The existence of a significant financing component in the contract

•	Noncash consideration

•	Consideration payable to a customer

Crypto asset transaction verification is the output generated from the Company’s ordinary activities. The consideration the Company receives is a bitcoin reward, which the Company measures rewards received from mining at their fair value on the date received. Rewards are earned when the Company successfully places a block (by being the first to solve an algorithm). As a result, the Company receives confirmation from the mining pool of the block being placed and a reward/s earned. The Company uses the quoted price of the bitcoin at closing on the date the coin is mined to value its reward/s.  There is no significant financing component in these transactions.

Expenses associated with running the digital currency mining business, such as rent, and electricity cost are also recorded as cost of revenues. Depreciation on digital currency mining equipment is recorded as a component of cost of revenues.

Digital currencies - Bitcoin

Bitcoin is included as a non-current, intangible asset in the balance sheets. It is recorded at cost less impairment. If it is determined that more likely than not an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.  The Bitcoin’s cost is accounted for using FIFO cost basis.  Rewards in bitcoin are earned for mining activity.  The reward a bitcoin miner earns changes roughly every four years, or after every 210,000 blocks are mined and gets reduced by half each time; this whole process is called bitcoin halving. The last halving occurred on May 11, 2020, and reduced the reward per block to 6.25 BTC.

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

As of December 31, 2022, we had a net operating loss carry-forward of approximately $(5,167,519) and a deferred tax asset of $1,081,179 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(1,081,179). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of December 31, 2022, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2022	June 30, 2022
Deferred Tax Asset	$1,081,179	$873,759
Valuation Allowance	(1,081,179)	(873,759)
Deferred Tax Asset (net)	$-	$-

Due to the changes the Tax Reform Act of 1986 and the Tax Cut and Jobs Act of 2017, net operating loss carryforwards for Federal Income tax reporting purposes are subject to additional limitations. Should certain changes in ownership occur, our net operating loss carryforwards may be limited to use in future years. In addition, tax rates on corporations were reduced and certain other deductions limited. These changes may affect the income tax benefit calculation and related allowance during subsequent fiscal years.

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

There were outstanding warrants that could convert into 3,285,332 shares of common stock as of December31, 2022. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

Par value of common stock

The par value of common stock was previously reported at $0.001 and was adjusted to $0.0001 resulting in an adjustment from common stock to additional paid in capital, with no change to total equity.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred a net loss of $1,006,762 during the six months ended December 31, 2022, and had an accumulated deficit of $5,167,519 and a working capital deficit of ($173,041) as of December 31, 2022.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Office space

The Company leases office space from its Chief Executive Officer at a cost of $250 per month. The term of the lease is for 365 days and ends on June 30, 2023. On December 31, 2022, $1,500 rent expense was accrued and is included in Accounts Payable and Accrued Expenses.

Due to Related Parties

For the year ended June 30, 2022, the company issued 1,182,009 for the conversion of $118,050 in related party payables.

As of December 31, 2022, the company owed $245,900 due to related parties for accumulated management fees.

NOTE 5 – COMMON STOCK

 On June 25, 2022, Frank Horkey received 350,000 shares for acting in the capacity of President and sole Director since his previous contract expired December 31, 2019. On June 25, 2022, he received an additional 250,000 shares for his board position vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333)  shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333)  shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

As compensation for acting on the Company’s Board of Directors, on June 25, 2022, Michael Christiansen received 250,000 shares of the Company’s common stock vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333)  shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333)  shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

On June 25, 2022, Squadron Marketing LLC received 250,000 shares of the Company common stock for acting on the Company’s Advisory Board for fiscal 2023 vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333)  shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333)  shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

On June 25, 2022, Lazarus Asset Management LLC - received 250,000 shares of the Company common stock for acting on the Company’s Advisory Board for fiscal 2023 vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333)  shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333)  shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

Shares issued that were not vested for unrestricted use resulted in Prepaid consulting expense of $304,426 (current - $76,106; non-current - $228,320) on December 31, 2022, and $456,638 (current - $47,834, non-current - $408,804) on June 30, 2022.

On July 1, 2022, James Marshall III received 75,000 shares of the Company’s common stock for acting as the Company’s technical consultant for fiscal 2023.

On July 1, 2022, John Bennet was issued 50,000 shares for extending his accounting and consulting contract through fiscal year end 2023.

During the year ended June 30, 2022, the Company issued 1,182,009 for the conversion of $118,050 in related party payables.

During the quarter ending December 31, 2022, the Company has issued 266,666 shares of the Company’s common stock pursuant to private placement transactions described below.

Private Placement Transactions

The Securities Purchase Agreements

On July 22, 2022, we entered into a Securities Purchase Agreement with one private investor who is not a Selling Stockholder (defined above) to whom we sold $100,000 in aggregate principal amount for 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. On August 8, 2022, the same private investor purchased another $100,000 in aggregate principal amount for an additional 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025.

Again, on November 28, 2022, the same private investor purchased another $100,000 in aggregate principal amount for an additional 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. We closed the transactions noted above in reliance on Securities Purchase Agreement dated November 10, 2021 noted below. We issued the securities contemplated under the Securities Purchase Agreement in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Company’s Registration Statement on Form S-1, as amended

On September 8, 2022, the Company’ registration statement on Form S-1, as amended, concerning the registration of 6,505,267 shares of its common stock, has been declared effective by the Securities and Exchange Commission. The registration statement relates to the possible resale, from time to time, by the selling stockholders of up to an aggregate of 6,530,267 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), including (i) an aggregate of 747,837 shares acquired by those selling stockholders who purchased the Company’s common stock and warrants pursuant to a Securities Purchase Agreement (the “PIPE Investors”), (ii) an aggregate of 747,837 shares issuable upon the exercise in full of warrants (the “PIPE Warrant Shares”), (iii) an aggregate of 2,437,500 shares of the Company’s common stock issuable upon the exercise of warrants held by the remaining Selling Stockholders (the “Non-PIPE Warrant Shares”) (assuming the Warrants are exercised in full without regard to any exercise limitations therein), and (iii) 2,597,093 shares of common stock, including common stock owned by the Company’s long term investors and beneficially owned by certain directors and current executive officers of the Company.

The Shares will be offered and sold by the selling stockholders at a fixed price of $1.50 per share until our common stock is quoted on OTC Market Group, Inc.’s “OTCQB” or “OTCQX” tiers, and thereafter the Shares may be sold at prevailing market prices or privately negotiated prices or in transactions that are not in the public market. Although the Company has applied for listing on the OTCQB tier, we cannot assure you that our common stock will, in fact, be quoted on the OTCQB tier. The Company will not receive any proceeds from the sale of the Shares by the selling stockholders, although the Company will receive the proceeds from any cash exercise of the Warrants.

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

On May 5, 2022, the Company issued shares and warrants related to that certain Securities Purchase Agreement dated November 10, 2021 with certain of the selling stockholders referenced in our most recent registration statement pursuant to which we sold to such selling stockholders $560,875 in aggregate principal amount of our common stock (747,837 shares) and C warrants to purchase shares of our common stock (which we refer to as the “PIPE Warrants”), exercisable at any time before the close of business on December 31, 2024. The PIPE Warrants are comprised of 747,837 warrants with an exercise price of $1.50 per share.

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

On May 26, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued Class D warrant to purchase 500,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement related to consulting services during fiscal 2022.

On June 25, 2022, Frank Horkey and Michael Christiansen were each issued 250,000 class D warrants to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 or by cashless exercise. commencing upon the effective date of the Company’s registration statement for serving on the Company’s Board of Directors for the upcoming 2023 fiscal year.

On June 25, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a class D warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 or by cashless exercise commencing upon the effective date of the Company’s registration statement for serving on the Company’s Advisory Board for the upcoming 2023 fiscal year.

Certain of the shares and warrants noted above were cumulative amounts due for prior service.

               In addition, certain other of the shares and warrants noted above were issued to Board Members, Advisory Board Members and Consultants for services to be rendered for periods subsequent to June 30, 2022. The amounts related to shares and warrants are treated as prepaid consulting, both current and non-current, in these financial statements. These amounts will be recognized in subsequent periods as they are earned according to the Agreements.

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2020		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
Exercised		-	-	-	-
Outstanding June 30, 2021		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	3,497,833	1.50	1,247,833	1.50	2.92
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2022		3,685,333	$1.47	1,435,333	$1.47	3.04
Additions	Granted	399,999	1.50	1,849,999	1.50	2.92
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding December 31, 2022		4,085,332	$1.47	3,285,332	$1.47	3.04

These warrants were valued using a Black Scholes calculation using a stock price of $1.00, and exercise price of $1.50 a volatility range of 30% to 40% and a risk-free interest rate of 1%.

As of September 30, 2022, all of the warrants were exercisable. The Securities and Exchange Commission had declared the Company’s most recent registration statement, as amended, effective on September 8, 2022.

NOTE 7. DIGITAL CURRENCY - BITCOIN

The Company carries digital currencies at cost using the first in first out method.  Bitcoin activity and balances were as follows:

	Six Months Ended December 31, 2022	Year Ended June 30, 2022
Beginning balance	$9,211	$0
Increase
Revenue recognized from bitcoin mined	37,787	61,906
	46,998	61,906
Decrease
Bitcoin used for operational expenses	43,878	52,695
	43,878	52,695
Ending balance	$3,120	$9,211

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there are no subsequent events required disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China and has spread throughout the United States and the rest of the world. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which has not been contained, and is disrupting supply chains and affecting production and sales across a range of industries in United States and other companies as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak, as well as the worldwide adverse effect to workforces, economies, and financial markets, leading to a global economic downturn. Therefore, the Company expects this matter to negatively impact its operating results. However, the related financial impact and duration cannot be reasonably estimated at this time.

RESULTS OF OPERATION

Our revenue for the three months ended December 31, 2022, was $11,958 compared to $0 for the same period in 2021.

Our revenue for the six months ended December 31, 2022, was $37,387 compared to $0 for the same period in 2021.

Our net loss for the three months ended December 31, 2022, was ($182,813) compared to a net loss of ($840,805) for the same period in 2021.

Our net loss for the six months ended December 31, 2022, was ($1,006,762 compared to a net loss of ($913,862) for the same period in 2021.

During the three months ended December 31, 2022, we incurred operating expenses of $154,620 compared to $840,815 for the same period in 2021.  The decrease in expenses was mainly due to shares issued for services in 2021.

During the six months ended December 31, 2022, we incurred operating expenses of $961,863 compared to $913,862 for the same period in 2021.  The increase was mainly due to the increase in management fees in 2022.

During the quarter ended December 31, 2022, we incurred interest expense of $0 compared to $0 incurred during the quarter ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, our current assets were $101,412 and our current liabilities were $274,453 which resulted in a working capital deficit of $173,041.

As of December 31, 2022, and 2021, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the six months ended December 31, 2022, net cash flows used in operating activities was $183,054 compared to $3,115 for the same period in 2021.

Cash Flows from Investing Activities

For the six months ended December 31, 2022, net cash flows used in investing activities were $91,744 compared to $356,400 for the same period in 2021.

Cash Flows from Financing Activities

For the six months ended December 31, 2022, net cash flows from financing activities were $300,000 compared to $360,875 for the same period in 2021.

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

MATERIAL COMMITMENTS

Convertible Debenture

None.

PURCHASE OF SIGNIFICANT EQUIPMENT

During the next twelve months, the Company intends to acquire between fifty (50) and one hundred and fifty (150) ASIC miners per quarter. Although pricing for ASIC miners is generally directly related to the price of bitcoin, ASIC miners as of this Annual Report cost between $2,500 and $6,000 per ASIC miner.

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

Chief Executive Officer/Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer/Chief Financial Officer believes that, as of December 31, 2022, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities.

On July 22, 2022, we entered into a Securities Purchase Agreement with one private investor who is not a Selling Stockholder (defined above) to whom we sold $100,000 in aggregate principal amount for 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. On August 8, 2022, the same private investor purchased another $100,000 in aggregate principal amount for an additional 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. Again, on November 28, 2022, the same private investor purchased another $100,000 in aggregate principal amount for an additional 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. We closed the transactions noted above in reliance on Securities Purchase Agreement dated November 10, 202 noted below1. We issued the securities contemplated under the Securities Purchase Agreement in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated December 31, 2022, on Form 10-Q are included, or incorporated by reference, in these three months ended December 31, 2021, Report on Form 10-Q.

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

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Schema**
101.CAL	Inline XBRL Taxonomy Calculation Linkbase**
101.DEF	Inline XBRL Taxonomy Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Label Linkbase**
101.PRE	Inline XBRL Taxonomy Presentation Linkbase**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**

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

TREX Acquisition Corp. a Nevada corporation

February 14, 2023	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 14, 2023	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

