Form 10-Q/A
period 2022-12-31
T-REX Acquisition Corp.
filed 2023-02-17
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of February 17, 2023, there were 19,840,618 shares of the Registrant’s $0.0001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

Common

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for T-REX Acquisition Corp. for the quarter ending December 31, 2022, and originally filed on February 14, 2023 (the “Original Filing”) is being filed solely to correct the inadvertent cover page indication by check mark that the registrant is a “shell company” (as defined by Rule 12b-2 of the Exchange Act). The registrant is no longer a shell company as of February 17, 2022.

Pursuant to Rule 12b-15 of the Exchange Act, as amended, this Form 10-Q/A contains new certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included with this Form 10-Q/A, paragraph 3 of the certifications in Exhibits 31.1 and 31.2 has been omitted.

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

TREX Acquisition Corp. a Nevada corporation

February 17, 2023	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 17, 2023	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

