Form 10-Q
period 2023-03-31
T-REX Acquisition Corp.
filed 2023-05-25
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED MARCH 31, 2023 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 25, 2023, there were 18,223,952 shares of the Registrant’s $0.0001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

Common

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(A Nevada Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

T-REX ACQUISITION CORP.

March 31, 2023

3

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2023	June 30, 2022
CURRENT ASSETS:	(Unaudited)
Cash	$-	$104
Prepaid consulting	104,500	47,834
TOTAL CURRENT ASSETS	104,500	47,938

Plant and equipment	454,254	421,633

Crypto currency held	-	9,211
Prepaid consulting	228,320	408,804
Facility deposit	-	10,570
TOTAL ASSETS	$787,074	$898,156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank overdraft	$10	$0
Accounts payable and accrued expenses	71,502	18,954
Due to related party	326,100	120,000
TOTAL CURRENT LIABILITIES	397,612	138,954
TOTAL LIABILITIES	397,612	138,954

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 0.0001 par value, authorized 350,000,000 shares and 18,223,952 and 19,573,952 issued and outstanding as of March 31, 2023, and June 30, 2022, respectively	1,821	1,957
Additional paid in capital	5,813,782	4,918,002
Accumulated deficit	(5,426,142)	(4,160,757)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	389,462	759,202
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$787,074	$898,156

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended March 31, (Unaudited)

	Three months ended		Nine months ended
	2023	2022	2023	2022
REVENUE	$19,944	$26,305	$57,731	$26,305
Cost of goods sold	34,899	39,654	117,584	39,654
Gross Profit	(14,955)	(13,349)	(59,853)	(13,349)

EXPENSES
Transfer agent and filing fees	13,032	637	17,835	4,433
Professional fees	14,002	41,000	63,686	113,330
Management and consulting fees	58,500	30,000	317,500	90,000
Share based compensation	112,500	-	747,857	770,850
Administration fees	45,634	8,326	58,654	15,212
TOTAL EXPENSES	243,668	79,963	1,205,532	993,825

Loss from operations	(258,623)	(93,312)	(1,265,385)	(1,007,174)

LOSS BEFORE TAXES	(258,623)	(93,312)	(1,265,385)	(1,007,174)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(258,623)	$(93,312)	$(1,265,385)	$(1,007,174)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$(0.01)	$(0.06)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	18,906,544	16,169,106	19,495,849	15,851,171

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of March 31, 2023 (Unaudited)

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Shares	Amount	Capital	issued	Deficit	TOTAL

Balance June 30, 2021	14,669,106	1,467	2,818,968	-	(2,866,559)	(46,124)

Shares issued for related party debt conversion	1,500,000	150	44,850	-		45,000
Share based expense for warrants issued		-	770,850			770,850
Shares issued for subscriptions	747,837	75	560,800	-		560,875
Shares issued for services	1,475,000	148	604,601			604,749
Shares issued for debt conversion	1,182,009	118	117,932	-		118,050
						-
Net Loss	-	-	-	-	(1,294,198)	(1,294,198)
Balance June 30, 2022	19,573,952	$1,958	$4,918,001	$-	$(4,160,757)	$759,202

Shares issued for cash	266,666	27	199,973	-		200,000
Share based expense for warrants issued		-	483,145			483,145
Adjustment for par value		-	-
		-				-
Net Loss	-	-	-	-	(823,949)	(823,949)
Balance September 30, 2022	19,840,618	1,984	$5,601,119	$-	$(4,984,706)	$618,398

Shares issued for cash	-	-	-	100,000		100,000
		-				-
Net Loss	-	-	-	-	(182,813)	(182,813)
Balance December 31, 2022	19,840,618	1,985	$5,601,120	$100,000	$(5,167,519)	$535,585

Shares surrendered	(1,900,000)	(190)	190			-
Shares issued for services	150,000	15	112,485	-		112,500
Shares issued for cash	133,334	12	99,988	(100,000)		-
Net Loss	-	-	-	-	(258,623)	(258,623)
Balance March 31, 2023	18,223,952	1,821	$5,813,782	$-	$(5,426,142)	$389,462

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended March 31, (Unaudited)

	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(1,265,385)	$(1,007,174)
Share based expense	595,645	770,850
Depreciation	55,379	7,956
Change in crypto currency held	9,211	(26,305)
Change in facility deposit	10,570	(10,570)
Change in prepaid expense	123,818	(148,049)
Change Accounts Payable and Accrued Expenses	52,548	21,848
Net Cash Used by Operating Activities	(418,214)	(95,346)

INVESTING ACTIVITIES:
Purchase of Equipment	(88,000)	(445,500)
Net cash used by investing activities	(88,000)	(445,500)

FINANCING ACTIVITIES:
Proceeds from related party	206,100	-
Proceeds from subscriptions receivable	300,000	560,875
Net cash provided by financing activities	506,100	560,875
NET INCREASE (DECREASE) IN CASH	(114)	20,029

CASH AT BEGINNING OF PERIOD	104	-

CASH AT END OF PERIOD	$(10)	$20,029

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Information
Share based compensation and warrants vested	$483,145	$150,850
Share based compensation and shares vested	$264,712	$620,000

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

T-REX Acquisition Corp. (The “Company”) was formed on January 16, 2008, in the state of Nevada under the name Plethora Resources, Inc. as a development stage enterprise. The Company was originally organized to engage in the business of consulting to oil and gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia. The Company later changed its name to Sync2 Networks Corp when the Company began to engage in software-related services. On March 20, 2014, the Company changed its name to T-REX Acquisition Corp. after the Company business operations under the Sync2 Networks branding had ceased. On June 21, 2021, the Company decided to pivot from seeking an acquisition candidate to operating a cryptocurrency mining business. On February 17, 2022, the Company began mining bitcoin at Ace Host, a Tampa, Florida located data center. On August 5, 2022, the Company changed its name to “T-REX Acquisition Corp.”

As of March 31, 2023, the Company is a holding company with the following subsidiaries: Raptor Mining LLC, a Florida limited liability company (“Raptor Mining”); and TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”) and Megalodon Mining and Electric, LLC, a Florida limited liability company (“Megalodon”), which is also a dormant entity.

2020 TRXA Merger Sub Inc.

On March 13, 2020, the Company incorporated the Merger Sub to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s sole Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company and Merger Sub is an inactive subsidiary of the Company.

2021 Raptor Mining LLC and 2022 Megalodon Mining and Electric LLC

                 On July 9, 2021, the Company formed Raptor Mining to pursue the Company’s new business operating strategy to engage in cryptocurrency mining, which is used to secure decentralized network protocols and decentralized distributed ledgers. On July 1, 2022, the Company formed Megalodon to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model is based on a   company, which has access to data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply, offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency consideration. Prior to the Company’s fiscal year end, the Company intends to acquire all of the assets of yet to be disclosed competitor in the crypto mining and co-location industry. The asset purchase shall include all crypto mining equipment, established co-location customers / business, intellectual property, and its physical co-location facility. The Purchase price is agreed to be $885,000 closing in two tranches, the first on or before May 30, 2023, and the second within 180 days from the initial Closing.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end June 30, 2022, and June 30, 2021, respectively. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended March 31, 2023, are not necessarily indicative of results for the entire year ending June 30, 2023.

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

Principles of Consolidation

As of March 31, 2023, the accounts include those of the Company and its 100% owned subsidiaries, Merger Sub, Raptor Mining and Megalodon Mining and Electric. These entities are inactive and without balances. As a result, there were no intercompany transactions or balances to be eliminated.

As of January 5, 2023, the Company has commenced researching the acquisition of land to begin offering co-location services to other cryptocurrency miner owners.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements as of March 31, 2023.

The assets and liabilities recorded on the balance sheet approximate their fair value.

Equipment

 Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of seven (7) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Equipment consists solely of bitcoin miners used in the operation. The equipment value is based on the cost and the potential impairment is reviewed periodically and as of June 30, 2022, there was no impairment of any of the mining equipment. The depreciation expense for the three and nine months ended March 31. 2023, was $19,307 and $55,498 respectively. Depreciation expense for the three and nine months ended March 31, 2022, was $7,956 and $7,956 respectively.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. Management is not aware of any pending, threatened or asserted litigation, petition, or claim.

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

Crypto asset transaction verification is the output generated from the Company's ordinary activities. The consideration the Company receives is a bitcoin reward, which the Company measures fair value on the date received. Rewards are earned when the Company successfully places a block (by being the first to solve an algorithm). As a result, the Company receives confirmation from the mining pool of the block placed and reward/s earned. The Company uses the quoted price of the bitcoin at closing on the date the coin is mined to value its reward/s.  There is no significant financing component in these transactions.

Expenses associated with running the digital currency mining business, such as rent, and electricity cost are also recorded as cost of revenue. Depreciation on digital currency mining equipment is recorded as a component of cost of revenue.

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

As of March  31, 2023, we had a net operating loss carry-forward of approximately $1,849,716 and a deferred tax asset of $388,440 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(388,440). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of March 31, 2023, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2023	June 30, 2022
Deferred Tax Asset	$388,440	$873,759
Valuation Allowance	(388,440)	(873,759)
Deferred Tax Asset (net)	$-	$-

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

There were outstanding warrants that could convert into 3,285,332 shares of common stock as of March 31, 2023. At the end of all interim periods reported in the “Statements of Operation potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred a net loss of $1,265,385 during the nine months ended March 31, 2023, and had an accumulated deficit of $5,426,142 and a working capital deficit of $293,112 as of March 31, 2023.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Office space

The Company leases office space from its Chief Executive Officer at a cost of $250 per month. The term of the lease is for 365 days and ends on June 30, 2023. On March 31, 2023, $2,250 of rent expense was accrued and is included in Accounts Payable and Accrued Expenses.

Due to Related Parties

For the year ended June 30, 2022, the Company issued 1,182,009 for the conversion of $118,050 in related party payables.

As of March 31, 2023, the Company owed $245,900 due to related parties for accumulated management fees.

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

Shares issued that were not vested for unrestricted use resulted in Prepaid consulting expense of $304,426 (current - $76,106; non-current - $228,320) on March 31, 2023, and $456,638 (current - $47,834, non-current - $408,804) on June 30, 2022.

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

During the quarter ending September 30, 2022, the Company has issued 266,666 shares of the Company’s common stock pursuant to private placement transactions described below.

On February 10, 2023, John Bennet received 100,000 shares as inducement and partial payment for assuming the position of the Company’s Chief Financial Officer for the period January 1, 2023, through June 30, 2024.

On February 10, 2023 Shawn Perez received 50,000 shares of the Company’s common stock as partial payment for acting as the Company’s in-house counsel. Beginning January 1, 2023, through June 30, 2024.

On February 16, 2023, 2023 two related party shareholders returned a combined 1,900,000 shares of the Company’s common stock to treasury.

Private Placement Transactions

The Securities Purchase Agreements

On July 22, 2022, we entered into a Securities Purchase Agreement with one private investor who is not a Selling Stockholder (defined above) to whom we sold $100,000 in aggregate principal amount for 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on September 8,, 2025. On August 8, 2022, the same private investor purchased another $100,000 in aggregate principal amount for an additional 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on September 8,, 2025.On November 28, 2022, the same private investor purchased another $100,000 in aggregate principal amount for an additional 133,334 shares of our common stock and warrants to purchase 133,334 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on November 28, 2025. As of the close of December 31, 2022, these shares were recorded as “shares to be issued” and subsequently issued on February 10, 2023. We closed the transactions noted above in reliance on Securities Purchase Agreement dated November 10, 2021, noted below. We issued the securities contemplated under the Securities Purchase Agreement in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.  Consolidate

The Registration Rights Agreements

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

Company’s Registration Statement on Form S-1, as amended

On September 8, 2022, the Company’ registration statement on Form S-1, as amended, concerning the registration of 6,505,267 shares of its common stock, has been declared effective by the Securities and Exchange Commission. The registration statement relates to the possible resale, from time to time, by the selling stockholders of up to an aggregate of 6,530,267 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), including (i) an aggregate of 747,837 shares acquired by those selling stockholders who purchased the Company’s common stock and warrants pursuant to a Securities Purchase Agreement (the “PIPE Investors”), (ii) an aggregate of 747,837 shares issuable upon the exercise in full of warrants (the “PIPE Warrant Shares”), (iii) an aggregate of 2,437,500 shares of the Company’s common stock issuable upon the exercise of warrants held by the remaining Selling Stockholders (the “Non-PIPE Warrant Shares”) (assuming the Warrants are exercised in full without regard to any exercise limitations therein), and (iii) 2,597,093 shares of common stock, including common stock owned by the Company’s long term investors and beneficially owned by certain directors and current executive officers of the Company.

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

On May 5, 2022, the Company issued shares and warrants related to that certain Securities Purchase Agreement dated November 10, 2021 with certain of the selling stockholders referenced in our most recent registration statement pursuant to which we sold to such selling stockholders $560,875 in aggregate principal amount of our common stock (747,837 shares) and C warrants to purchase shares of our common stock (which we refer to as the “PIPE Warrants”), exercisable at any time before the close of business on  September 8, 2025.  The PIPE Warrants are comprised of 747,837 warrants with an exercise price of $1.50 per share.

Warrants Issued to Management and Consultants

On July 1, 2021, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a Class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50.

On May 26, 2022, the Company issued to Frank Horkey a Class C warrant to purchase 250,000 shares of the Company’s common stock exercisable at any time before the close of business on September 8, 2025 at an exercise price of $1.50  as part of his executive compensation during the 2022 fiscal year.

On May 26, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued Class C warrants to purchase 500,000 shares of the Company’s common stock exercisable at any time before the close of business on September 8, 2025, at an exercise price of $1.50, related to consulting services during fiscal 2022.

On June 25, 2022, Frank Horkey and Michael Christiansen were each issued 250,000 Class D warrants to purchase 250,000 shares of the Company’s common stock exercisable at any time before the close of business on September 8, 2025, at an exercise price of $1.50 for serving on the Company’s Board of Directors for the upcoming 2023 fiscal year.

On June 25, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued Class D warrants to purchase 250,000 shares of the Company’s common stock exercisable at any time before the close of business on September 8, 2025, at an exercise price of $1.50 for serving on the Company’s Advisory Board for the upcoming 2023 fiscal year.

Certain of the shares and warrants noted above were cumulative amounts due for prior service.

In addition, certain other of the shares and warrants noted above were issued to Board Members, Advisory Board Members and Consultants for services to be rendered for periods subsequent to June 30, 2022. The amounts related to restricted shares issued to board members and consultants are treated as prepaid consulting until vested at which time service periods would be satisfied.

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price	Weighted average life in years
Outstanding June 30, 2020		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2021		187,500	$0.75	187,500	$0.75	3.67
Additions	Granted	3,497,833	1.50	1,247,833	1.50	2.92
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2022		3,685,333	$1.47	1,435,333	$1.47	3.04
Additions	Granted	399,999	1.50	1,849,999	1.50	2.92
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding March 31, 2023		4,085,332	$1.47	3,285,332	$1.47	3.04

NOTE 7. DIGITAL CURRENCY - BITCOIN

The Company carries digital currencies at cost using the first in first out method.  Bitcoin activity and balances were as follows:

	Nine Months Ended March 31, 2023	Year Ended June 30, 2022
Beginning balance	$9,211	$0
Increase
Revenue recognized from bitcoin mined	57,731	61,906

	66,942	61,906
Decrease
Bitcoin used for operational expenses	66,942	52,695

Ending balance	$0	$9,211

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

RESULTS OF OPERATION

Our revenue for the three months ended March 31, 2023, was $19,944 compared to $26,305 for the same period in 2022.

Our revenue for the nine months ended March 31, 2023, was $57,731compared to $26,305 for the same period in 2022.

Our net loss for the three months ended March 31, 2023, was ($258,623) compared to a net loss of ($93,312) for the same period in 2022.

Our net loss for the nine months ended March 31, 2023, was ($1,265,385) compared to a net loss of ($1,007,174 for the same period in 2022.

During the three months ended March 31, 2023, we incurred operating expenses of $243,668 compared to $79,963 for the same period in 2022.  The increase in expenses was mainly due to shares issued for services in 2023.

During the nine months ended March 31, 2023, we incurred operating expenses of $1,205,532 compared to $993,925 for the same period in 2022.  The increase in expenses was mainly due to shares issued for services in 2023.

During the quarter ended March 31, 2023, we incurred interest expense of $0 compared to $0 incurred during the quarter ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, our current assets were $104,500 and our current liabilities were $397,612 which resulted in a working capital deficit of $293,112.

As of March 31, 2023, and 2022, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the nine months ended March 31, 2023, net cash flows used in operating activities was ($418,214)(compared to ($95,346)the same period in 2022.

Cash Flows from Investing Activities

For the nine months ended March 31, 2023, net cash flows used in investing activities were $88,000 compared to $445,500 for the same period in 2022.

Cash Flows from Financing Activities

For the nine months ended March 31, 2023, net cash flows from financing activities were $506,100 compared to $560,875 for the same period in 2022.

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

MATERIAL COMMITMENTS

Convertible Debenture

None.

PURCHASE OF SIGNIFICANT EQUIPMENT

During the next two months, the Company intends to acquire all of the assets of yet to be disclosed competitor in the crypto mining and co-location industry. The asset purchase includes all crypto mining equipment, established co-location customers, and its physical co-location facility. The combined cost if the acquisitions has been agreed to $885,000 closing in two tranches the first half on or before May 30, 2023 and the second within 180 days from the initial Closing Date. During the next twelve months, the Company intends to acquire between fifty (50) and one hundred and fifty (150) ASIC miners per quarter. Although pricing for ASIC miners is generally directly related to the price of bitcoin, ASIC miners as of this Annual Report cost between $1,500 and $3,000 per ASIC miner.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal controls over financial reporting as of March 31, 2023. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal controls over financial reporting as of March 31, 2023. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As a result, Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal controls over financial reporting as of March 31, 2023.

Based on that assessment, our Chief Executive Officer and Chief Financial Officer believe that, as of March 31, 2023, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the three months ended March 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities.

On July 22, 2022, we entered into a Securities Purchase Agreement with one private investor who is not a Selling Stockholder (defined above) to whom we sold $100,000 in aggregate principal amount for 133,334 shares of our common stock and warrants to purchase 133,334 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on September 8, 2025. On August 8, 2022, the same private investor purchased another $100,000 in aggregate principal amount for an additional 133,334 shares of our common stock and warrants to purchase 133,334 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on September 8, 2025. Again, on November 28, 2022, the same private investor purchased another $100,000 in aggregate principal amount for an additional 133,334 shares of our common stock and warrants to purchase 133,334 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on September 8,2025. We closed the transactions noted above in reliance on Securities Purchase Agreement dated November 10, 202, noted below. With the exception of the last 133,334 shares and warrant, we issued the securities contemplated under the Securities Purchase Agreement in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

On April 20, 2023, we entered into a Securities Purchase Agreement with one private investor, who is not a Selling Stockholder (defined above), to whom we sold $200,000 in aggregate principal amount for 266,668 shares of our common stock and warrants to purchase 266,668 shares of our common stock with an exercise price of $1.50 per share and exercisable at anytime before the close of business on April 20, 2026.

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

T-REX Acquisition Corp. a Nevada corporation

May 25, 2023	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 25, 2023	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

