Form 10-K
period 2023-06-30
T-REX Acquisition Corp.
filed 2024-02-21
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 000-1437750

T-REX Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	26-1754034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 N Nob Hill Road Suite 402
Plantation FL	33324
(Address of principal executive offices)	(Zip Code)

(954) 960-7100

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Title of each class registered:

Common stock

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 31, 2023, approximately $1,822.

As of date of filing February 20, 2024, there were 18,223,953 shares of the issuer’s common stock issued and outstanding (par value $.0001).

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

This annual report on Form 10-K (the “10-K”) includes the Company’s financial statements for the fiscal year ending June 30, 2023.

ITEM 1. BUSINESS

Description of Business

Cryptocurrency Mining and Virtual Asset Acquisition

For the fiscal year ending June 30, 2023, the Company has become an emerging technology company focused on the various verticals with the cryptocurrency industry and related intangible assets that are connected to distributed ledger technologies.  Through our operating subsidiary, Raptor Mining LLC (“Raptor Mining”), we are engaged in cryptocurrency mining, which is the process of receiving cryptocurrency rewards for securing particular distributed ledger platforms.  We have two cryptocurrency mining operations. One is located in Cedar Falls, Iowa, and the other in Orofino, Idaho. The first distributed ledger platform that we are securing is Bitcoin. “Bitcoin” refers to the entire decentralized distributed ledger technology founded, upon information and belief, by a person using the pseudonym Satoshi Nakamoto, and maintained by thousands of volunteers globally since January 2009. Bitcoin was the first decentralized digital currency that could be exchanged without a central controlling authority. Bitcoin could be exchanged on peer-to-peer network that supports direct transactions between users independent of any intermediary.  Lowercase “bitcoin” refers to the virtual asset (cryptocurrency) that is used to incentivize miners to maintain the protocol network named Bitcoin.  The Company regularly researches other opportunities to secure additional distributed ledger systems and protocols.

On February 17, 2022, the Company first began to receive bitcoin rewards (or some fraction thereof) from the Bitcoin network.  The Company generates revenue when it converts the Bitcoin rewards that the Company receives for mining into United States Dollars (“USD”).  The Company’s first Bitcoin mining operation was located in Tampa, Florida. The Company has since contracted with Simple Mining LLC, a Cedar-Falls, Iowa-based provider of co-location Bitcoin mining hosting services. As of the date of this filing, the Company has two mining data centers that collectively contribute over 5,000 tera-hashes per second to Bitcoin mining and receives approximately 55 million Satoshi (0.55 bitcoin) per month at current protocol difficulty levels.

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

Further, the Company has acquired and deployed miners that make use of application-specific integrated circuit (ASIC) chips, which are currently designed only to mine for bitcoin. If the demand for bitcoin experiences a sustained and substantial reduction and the conversion spot price of bitcoin falls correspondingly, we may not be able to continue to mine bitcoin profitably and we may be forced to reconfigure our existing miners or acquire replacement miners capable of mining other, more profitable cryptocurrencies at that time. We would expect to incur significant costs in connection with any such reconfiguration or to acquire replacement miners; further, we would likely be unable to continue to operate our miners during any such reconfiguration or replacement process. These added costs and such an interruption to our business operations could have a material negative effect on our business, and our stock price may suffer.

Investing in our securities involves a high degree of risk. Prior to making a decision about investing in our securities, you should carefully consider the specific risk factors discussed in the sections entitled “Risk Factors” contained in our September 8, 2022, Form S-1 registration statement, as amended, accessible through the Commission’s website https://sec.gov or accessible by clicking here.

Subsidiaries

The Company is a holding company with the following subsidiaries: Raptor Mining LLC, a Florida limited liability company (“Raptor Mining”); Megalodon Mining and Electric, LLC a Florida limited liability company (“Megalodon”); and TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”).

Raptor Mining’s operations include the management of the Company’s cryptocurrency mining operations, and virtual asset acquisitions. Megalodon was formed by the Company to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model is based on a company which has access to data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply, offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency consideration. As of the date of this Annual Report, the Company has commenced researching the acquisition of land to begin offering co-location services to other cryptocurrency miner owners.

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

Employees & Employment Agreements

As of the date of this Annual Report filing, we have one employee. We have three officers (i) Frank Horkey is President, (ii) Michael Christiansen is Secretary/Treasurer and (iii) John Bennet is Chief Financial Officer. On June 12, 2022, the Company entered into a three-year contract with Mr. Horkey to, in addition to his roles as sole Officer and Director, to provide consulting services related to vetting potential acquisition targets. Mr. Horkey received (i) for his Board service he received 250,000 shares of restricted common stock and a warrant to purchase 250,000 shares of the Company’s restricted common share, both vesting over three years; (ii) on July 1, 2022, the Company entered into an agreement with Michael Christiansen as our Secretary/Treasurer and Director. Mr. Christiansen received 250,000 shares of restricted common stock and a warrant to purchase 250,000 shares of the Company’s restricted common share, both vesting over three years; and (ii) and on January 1, 2023, the Company entered into a two-year agreement with our accounting consultant, John Bennet to act as our Chief Financial Officer. Mr. Bennet will provide financial oversight for a period not less than two years. Mr. Bennet received 100,000 shares of the Company’s restricted common shares vesting over two years. Mr. Horkey and Mr. Christiansen’s shares were issued on July 1, 2022, and Mr. Bennet’s shares were issued on February 10, 2023. The cost of these shares was treated as a prepaid expense and amortized over the life of the contracts. All costs related to these shares have been previously expensed.

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

If, pursuant to our co-location mining services agreements (collectively, the “Co-location Agreements”) with Ace Host (“Ace Host”) and Simple Mining LLC (“Simple Mining”), neither Ace Host nor Simple Mining cannot or will not supply sufficient economical electric power for us to operate our new miners, we may be required to relocate some or all of our miners to alternate co-location facilities, which may have a less advantageous cost structure and our business and results of operations may suffer as a result.

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

A small group of individuals contribute to the Bitcoin Core Project on GitHub.com, which is a leading source of quasi-governance that works to ensure that the Bitcoin blockchain remains decentralized and governed by consensus. According to its website, “Bitcoin Core is an open-source project which maintains, and releases Bitcoin client software called ‘Bitcoin Core.’ It is a direct descendant of the original Bitcoin software client released by Satoshi Nakamoto after he published the famous Bitcoin whitepaper. Bitcoin Core is powered by an open-source development community, but it is maintained by a small group of maintainers and leading contributors.

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

Further, the Company has acquired and deployed miners that make use of application-specific integrated circuit (ASIC) chips, which are currently designed only to mine bitcoin. If the demand for bitcoin experiences a sustained and substantial reduction and the conversion spot price of bitcoin falls correspondingly, we may not be able to continue to mine bitcoin and we may be forced to reconfigure our existing miners or acquire replacement miners capable of mining other, more profitable cryptocurrencies at that time. We would expect to incur significant costs in connection with any such reconfiguration or to acquire replacement miners; further, we would likely be unable to continue to operate our miners during any such reconfiguration or replacement process. These added costs and such an interruption to our business operations could have a material negative effect on our business, and our stock price may suffer.

Our ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of our digital assets.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets.  We may move our digital assets to various exchanges to exchange them for fiat currency, which will require us to rely on the security protocols of these exchanges to safeguard our digital assets. While these exchanges purport to be secure, and while we believe them to be so, no security system is perfect and malicious actors may be able to intercept our digital assets while we are in the process of selling them via such exchanges. Given the growth in their size and their relatively unregulated nature, we believe these exchanges will become a more appealing target for malicious actors. To the extent we are unable to identify and mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction, or other attacks, which could adversely affect an investment in us.

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

To the extent that the Company’s activities cause it to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which the Company operates, the Company may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. The Company will continue to monitor developments in such legislation, guidance, or regulations.

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

Currently Bitcoin and other cryptocurrencies are not subject to regulation by in the United States by any federal banking or Federal Reserve regulatory agencies.  If the activity in cryptocurrency expands, it is possible that these regulatory agencies could attempt to or actually impose regulations which would substantially affect our operations. Regulation of the exchange of bitcoin under other federal regulatory agencies is possible; to the extent we become subject to other regulation in connection with our exchange of bitcoin, we may incur additional compliance costs, which may be significant.

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

As previously disclosed, our operating results will depend in large part upon the value of bitcoin because it’s the primary cryptocurrency we currently mine. Specifically, our revenues from our Bitcoin mining operations are based upon two factors: (1) the number of bitcoin rewards we successfully mine and (2) the value of bitcoin. In addition, our operating results are directly impacted by changes in the value of bitcoin, because under the cost measurement model, both realized and unrealized decreases will be reflected in our statement of operations; however, increases in value are not recorded in operations.

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

The Board of Directors amended the Company’s Articles of Incorporation to authorize, among other things, the issuance of up to 350,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2023, we had 18,223,953 shares of common stock outstanding; however, we may issue additional shares of common stock in the future in connection with a financing or an acquisition. Any issuance of additional shares of our common stock, or securities convertible into our common stock, including but not limited to, warrants, options, and convertible promissory notes, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Real Property and Offices

Our executive, administrative and operating offices were previously provided at no cost on a month-to-month basis to the Company by our President, Frank Horkey, and are located at 151 N Nob Hill Road, Suite 402, Plantation, FL 33324. The Company leases office space from its Chief Executive Officer at a cost of $250 per month. The term of the lease is for 365 days and ends on June 30, 2023. On June 30, 2023, $3,000 of rent expense was accrued and is included in Accounts Payable and Accrued Expenses.

ASIC Cryptocurrency Mining Equipment and Other Material Property

As of June 30, 2023, the Company owned fifty (50) Bitmain S19 ASIC miners. The Company is actively seeking to purchase additional ASIC miners to scale the Company’s cryptocurrency mining operations and virtual asset acquisitions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

During the fiscal year ending June 30, 2023, our common stock is listed for quotation on the OTC Markets, Inc. “Pink” Tier (“Pink Sheets Exchange”) under the symbol “TRXA.”. Under this Pink Sheets Exchange listing, the Company’s stock does not have any inter-dealer quotations and all orders, to the extent orders exist, are quotes from unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.

Quarter Ended	High Bid	Low Bid
June 30, 2022	$.16	$.16
September 30, 2022	$.16	$.16
December 31, 2022	$.12	$.12
March 31, 2023	$.14	$.13
June 30, 2023	$.16	$.16

HOLDERS

As of June 30, 2023, the number of stockholders of record is 106. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Shares Issued for Services

On June 12, 2022, Frank Horkey received 350,000 shares for acting in the capacity of President and sole Director since his previous contract expired December 31, 2019 and 250,000 shares for his board position vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333)  shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333)  shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

On June 12, 2022, Michael Christiansen received 250,000 shares of the Company’s common stock vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333)  shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333)  shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

On June 12, 2022, Squadron Marketing LLC received 250,000 shares of the Company common stock for acting on the Company’s Advisory Board for fiscal 2023 vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333)  shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333)  shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

On June 12, 2022, Lazarus Asset Management LLC received 250,000 shares of the Company common stock for acting on the Company’s Advisory Board for fiscal 2023 vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333) shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333)  shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

During the year ended June 30, 2022, the company issued 1,182,009 for the conversion of $118,050 in related party payables.

On June 12, 2022, James Marshall III received 75,000 shares of the Company’s common stock for acting as the Company’s technical consultant for fiscal 2023.  His shares are now deemed fully vested. Mr. Marshall’s contract has not been renewed for fiscal 2024.

On June 15, 2022, John Bennet received 50,000 shares for extending his consulting contract through fiscal year end 2023. On February 10, 2023, Mr. Bennet received an additional 100,000 shares for assuming the role of the Company’s Chief Financial Officer through fiscal year end 2025.

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

Warrants Issued to Management and Consultants

On July 1, 2021, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a Class C warrant to purchase 250,000 and 200,000 shares respectively, of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement for consulting services for fiscal year 2021.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2023, we had established no formal equity compensation plans which authorized an issuance of our equity securities.

PENNY STOCK REGULATION

Shares of our common stock could be subject to rules adopted by the SEC that regulate broker-dealer practices with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

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

TRANSFER AGENT

The stock transfer agent for our securities is Equiniti Trust Company 48 Wall Street, New York, New York 10005(“EQ”) and EQ can be reached via phone at +1 (303) 282-4800 or via the URL https://equiniti.com/us/.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the years ended June 30, 2023, and June 30, 2022, together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors” in both this Annual Report and in the Company’s registration statement. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Year Ended June 30, 2023, Compared to Year Ended June 30, 2022

Our net loss for the year ended June 30, 2023, was $1,839,770 compared to a net loss of $1,294,198 during the year ended June 30, 2022. The increase in the net loss was mainly due to a substantial increase in shares and warrants issued for services, including shares and warrants issued for services performed in previous years.

During the year ended June 30, 2023, we incurred operating expenses of $1,323,189 compared to $1,272,497 incurred during the year ended June 30, 2022. The increase was mainly due to an increase in shares issued for services.

During the year ended June 30, 2023, we incurred interest expenses of $1,766, out of which, interest expense of $1,616 was incurred on an unpaid vendor payable balance and $150 was incurred as interest expense on notes payable, compared to $0 incurred during the year ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended June 30, 2023

As of June 30, 2023, our current assets were $185,455 and our current liabilities were $629,038 which resulted in a working capital deficit of $443,583.

As of June 30, 2023, our total liabilities were $629,038 comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the year ended June 30, 2023, net cash flows used in operating activities was $188,196 compared to net cash flows used in operating activity of $233,321 for the same period in 2022.

Cash Flows used by Investing Activities

For the year ended June 30, 2023, net cash flows used by investing activities was $88,000 and June 30, 2022, net cash flows used by investing activities was $445,500.

Cash Flows from Financing Activities

For the year ended June 30, 2023, net cash flows provided by financing activities were $300,001. For the year ended June 30, 2022, net cash flows provided by financing activities was $678,925.

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

MATERIAL COMMITMENTS

The Company, through its wholly owned subsidiary Raptor Mining, has contracts with two co-location cryptocurrency mining facilities. These facilities provide the Company with electricity and maintenance of our Crypto miner hardware. The first one is with Simple Mining LLC, a Cedar Falls, Iowa based facility, and the second one, which commenced in July2023 is with Peak Digital Prospecting, an Orofino, Idaho based facility. Both of these contracts are month to month. Raptor will continue to seek additional co-location facilities to host its mining equipment.

 The Company purchased approximately $90,000 of mining equipment from Simple Mining, LLC in September 2022.

PURCHASE OF SIGNIFICANT EQUIPMENT

With the recent industry-wide drop in ASIC miner cost, during the next twelve months, the Company intends to acquire between one hundred fifty (150) and three hundred (300) ASIC miners per quarter. Although pricing for ASIC miners is generally directly related to the price of bitcoin, ASIC miners as of this Annual Report cost between $2,000 and $4,300 per ASIC miner depending upon hash rate.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

GOING CONCERN

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenue sufficient to cover our operating expenses and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit on June 30, 2023, and 2022 of $6,000,527 and $4,160,757, respectively. Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. In its report on our financial statements for the years ended June 30, 2023, and 2022 our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

T-Rex Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of T-Rex Acquisition Corp. (“the Company”, “T-Rex”) as of June 30, 2023, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended June 30, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Other Matter- 2022 Financial Statements

The financial statements of T-Rex as of and for the year ended June 30, 2022, were audited by other auditors whose report thereon, dated October 13, 2022, expressed an unqualified opinion and included an explanatory paragraph that described the substantial doubt about the Company’s ability to continue as a going concern discussed in Note 3 to the financial statements.

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

Description of the matter:

As discussed in Note 2 to the consolidated financial statements, the Company’s revenue is recognized through the mining of digital assets. Digital assets, including revenue recognition, is an accounting and auditing area in which there lacks authoritative guidance, and as such the auditing digital assets and related activity requires significant auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit:

Our principal audit procedures to evaluate management's revenue recognition consisted of the following, among others:

1.	Obtained and reviewed the Company's policies for recognizing revenue and the related application under generally accepted accounting principles.
2.	Verified the reliability and accuracy of daily mining reports on which recognized revenue is derived.
3.	Tested the accuracy of revenue recognized and recognized gain/loss on sale/exchange of cryptocurrency on FIFO cost basis.

Complex Accounting Treatments - Stock Warrants Valuation

Description of the Matter:

As discussed in Notes 2 and 10 the Company has stock warrants, which require fair value calculations that are complex and subject to critical judgment.

How the Critical Audit Matter Was Addressed in the Audit:

We examined stock warrants agreements that were issued as compensation, tested inputs used in the Black-Scholes calculation by agreeing terms to the agreements, market information on third-party sites, and recalculated the stock warrant’s fair value and stock-based compensation expense based on the vesting of warrants.

Complex Accounting Treatments - Stock based compensation

Description of the Matter:

As discussed in Notes 2 and 10 the Company has stock-based compensation which is recognized as expensed ratably over the requisite service period/vesting period, which requires fair value calculations and subject to critical judgment.

How the Critical Audit Matter Was Addressed in the Audit:

We examined management agreements for issuance of stock, verified the grant date and vesting period and recalculated the stock’s fair value and stock-based compensation expense.

/S/ INTEGRITAT CPA (PCAOB ID 6624)

We have served as the Company’s auditor since 2022.

Boca Raton, Florida

February 20, 2024

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

Fruci & Associates II, PLLC

Spokane, Washington

October 13, 2022

T-REX Acquisition Corp.

Consolidated Balance Sheets

ASSETS
	June 30, 2023	June 30, 2022
Assets
Current assets
Cash	$23,909	$104
Crypto currency held	-	9,211
Prepaid consulting - current	161,546	47,834
Total current assets	185,455	57,149

Non-Current assets
Fixed asset, net	14,948	421,633
Prepaid consulting - noncurrent	152,213	408,804
Facility deposit	-	10,570
Total non-current assets	167,161	841,007

TOTAL ASSETS	$352,616	$898,156

LIABILITIES AND SHAREHOLDER'S DEFICIT

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$63,713	$18,954
Due to related parties	495,800	120,000
Note payable	69,525	-
Total current liabilities	629,038	138,954

Non-current liabilities	-
Note payable - related party (noncurrent)	-	-
Total non-current liabilities	-

TOTAL LIABILITIES	$629,038	$138,954

Commitments and contingencies	-	-

Shareholders' deficit

Common Stock, 0.0001 par value, authorized 350,000,000 shares and 18,223,953 and 19,573,952 issued and outstanding as of June 30,2023, and June 30, 2022, respectively	$1,822	$1,957
Additional paid in capital	5,722,283	4,918,002
Accumulated deficit	(6,000,527)	(4,160,757)
Total shareholders' deficit	$(276,422)	$759,202

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$352,616	$898,156

The accompanying notes are an integral part of these financial statements.

T-REX Acquisition Corp.

Consolidated Statements of Operations

	June 30, 2023	June 30, 2022
Revenue
Mining Revenue	$54,607	$61,906
Realized Gain (Loss) on sale/exchange of Bitcoin	1,030	-
Impairment of digital assets	-	(17,791)
Total revenues	55,637	44,115

Cost of goods sold
Depreciation	$494,685	$23,867
Hosting	65,233	41,949
Contract Labor	8,800	-
Environmental expense	3,500	-
Total cost of goods sold	572,218	65,816

Gross Profit	(516,581)	(21,701)

Expenses
Transfer agent and filling fees	$20,445	$11,095
Professional fees	69,687	122,830
Management and consulting fees (including non cash compensation of $647,024 and $993,662 for the years ended June 30, 2023 and 2022 respectively	1,188,524	1,113,662
Administration fees	44,533	24,910
Total operating expenses	1,323,189	1,272,497

Loss from operations	(1,839,770)	(1,294,198)

Loss Before Income Taxes	(1,839,770)	(1,294,198)

Less: Provision for Income Taxes	-	-

Net Loss	$(1,839,770)	$(1,294,198)

Basic and Dilutive Net Loss Per Share	$(0.10)	$(0.08)
Basic and Dilutive - Weighted average number of common shares outstanding	18,831,350	16,276,438

The accompanying notes are an integral part of these financial statements.

T-REX Acquisition Corp.

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended June 30, 2023, and 2022

	Common Shares No.	Common Stock, Par $0.0001	Additional Paid in Capital	Accumulated Deficit	Total
Balance June 30, 2021	14,669,106	1,467	$2,818,968	$(2,866,559)	$(46,124)

Share issuances:
Shares issued for related party debt conversion	1,500,000	150	44,850	-	45,000
Shares based expense for warrants issued	-	-	770,850	-	770,850
Shares issued for subscription	747,837	75	560,800	-	560,875
Shares issued for services	1,475,000	148	604,602		604,750
Shares issued for debt conversion	1,182,009	118	117,932	-	118,050
Net loss	-	-	-	(1,294,198)	(1,294,198)

Balance June 30, 2022	19,573,952	$1,957	$4,918,002	$(4,160,757)	$759,202

Share surrendered:
Share surrendered	(1,900,000)	(190)	190		-
Share issuances:		-			-
Shares issued for services	150,000	15	20,985		21,000
Shares issued for cash	400,001	40	299,961		300,001
Shares based expense for warrants issued			483,145		483,145
Net loss	-	-	-	(1,839,770)	(1,839,770)
Balance June 30, 2023	18,223,953	$1,822	$5,722,283	$(6,000,527)	$(276,422)

T-REX Acquisition Corp.

Consolidated Statement of Cash Flows

For the Years Ended June 30,

	2023	2022

Cash flows from operating activities
Net loss	$(1,839,770)	$(1,294,198)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	494,685	23,867
Impairment of digital assets	-	17,791
Share and warrants issued for services	647,024	993,662

Changes in assets and liabilities:
Changes in working capital items: (Increase) decrease in assets:
Change in crypto currency held	9,211	18,297
Change in other assets	10,570	(10,570)

Changes in working capital items: Increase (decrease) in liabilities:
Change in balances owed to related party	375,800	-
Change in note payable	69,525	-
Change in accounts payable and accrued expenses	44,759	17,830
Net cash used in operating activities	$(188,196)	$(233,321)

Cash flows from investing activities
Purchase of fixed asset	$(88,000)	$(445,500)
Net cash provided by (used in) investing activities	$(88,000)	$(445,500)

Cash flows from financing activities
Shares issued for cash	$300,001	560,875
Advances related party	-	118,050

Net cash provided by (used in) financing activities	$300,001	$678,925

Net change in cash	$23,805	$104

Cash at beginning of period	104	-

Cash at end of period	$23,909	$104

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Adjustment in par value from $0.001 to $0.0001	$17,616	$-
Surrender of shares	$190	$-
Shares issued for related party debt conversion	$-	$418,050
Shares issued and recorded as prepaid expense	$-	$600,138

The accompanying notes are an integral part of these financial statements.

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

As of June 30, 2023, the Company is a holding company with the following subsidiaries: Raptor Mining LLC, a Florida limited liability company (“Raptor Mining”); and TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”). On July 1, 2022, we incorporated Megalodon Mining and Electric, LLC, a Florida limited liability company (“Megalodon”).

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

2021 Raptor Mining LLC and 2022 Megalodon Mining and Electric LLC

On July 9, 2021, the Company formed Raptor Mining in order to pursue the Company’s new business operating strategy to engage in cryptocurrency mining, which is used to secure decentralized network protocols and decentralized distributed ledgers. On July 1, 2022, the Company formed Megalodon to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model is based on a company which has access to data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply, offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency consideration. As of the date of this Annual Report, the Company has commenced researching the acquisition of land to begin offering co-location services to other cryptocurrency miner owners.

 NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States if America of ("U.S. GAAP") as found in the Accounting Standards Codification ("ASC”), and the Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB") and are expressed in US Dollars. The consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company's Annual Report in its Form 10-K filing under the Securities Exchange Commission.

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

Reclassification

Certain reclassifications have been made to prior periods to conform with current reporting.

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

Principles of Consolidation

As of June 30, 2023, the accounts include those of the Company and its 100% owned subsidiaries, T-REX Merger Sub, Raptor Mining Megalodon Mining and Electric. All intercompany transactions have been eliminated.

On March 13, 2020, the Company incorporated Merger Sub in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s original Officer and Director currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company. On July 9, 2021, the Company organized Raptor Mining, which currently generates revenues via its operating business. On July 1, 2022, the Company formed Megalodon to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model is based on a company, which has access to data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply, offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency consideration. As of the date of this annual report, the Company has commenced researching the acquisition of land to begin offering co-location services to other cryptocurrency miner owners.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

	Level 1	Level 2	Level 3	Total
Fair value of crypto currency held – June 30, 2022	$9,211	$	$	$9,211

	Level 1	Level 2	Level 3	Total
Fair value of Notes Payable Owed – June 30, 2023	$0	$-	$69,525	$69,525

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements as of June 30, 2023.

The assets and liabilities recorded on the balance sheet approximate their fair value.

Digital currencies - Bitcoin

The Company applies accounting for digital assets in accordance with the AICPA Practice Aid "Accounting for and Auditing of Digital Assets", the guide is dated as of June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, which is effective for periods after June 15, 2022, which are the current nonauthoritative guidance for accounting for digital assets under U.S. generally accepted accounting principles (GAAP). The AICPA Practice Aid is non-authoritative guidance that represents the views of the Digital Assets Working Group and AICPA staff. There is currently no official pronouncement or authoritative guidance on accounting for digital assets and digital asset transactions. Accordingly digital assets that lack physical substance meet the definition of intangible assets and are accounted for under FASB ASC 350, Intangibles-Goodwill and Other. Digital currency is recorded at cost, using the first-in-first-out (“FIFO”) valuation method, less impairment. The Company holds no digital assets on June 30, 2023. On June 30, 2022, bitcoin balance held was valued at $9,211. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The reward for a bitcoin miner changes roughly every four years, or after every 210,000 blocks are mined and gets reduced by half each time, this whole process is called bitcoin halving. The last halving occurred on May 11, 2020, and reduced the reward per block to 6.25 BTC.

Plant and equipment - Crypto-currency machines

The rate at which the Company generates digital assets and, therefore, consumes the economic benefits of its transaction verification servers are influenced by a number of factors including the following:

•	the complexity of the transaction verification process which is driven by the algorithms contained within the bitcoin open-source software.

•	the general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as the blockchain’s total hash rate)

•	technological obsolescence reflecting rapid development in the transaction verification server industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs i.e., the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase.

The Company operates in an emerging industry for which limited data is available to make estimates on the useful economic lives of specialized mining equipment. The equipment could become obsolete within less time than other equipment due to it being specialized, new technology still being developed and improved. Plant and equipment, which represent mining equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Prior to the fiscal year June 30, 2023, management determined the expected useful life of mining machines as 7 years. During the fiscal year ended June 30, 2023, management has reassessed that the mining machines’ useful life to 1-year rather than 7 years, consistent with current industry research and publications on bitcoin machines. The change in the estimated useful life was accounted for prospectively by updating the accumulated depreciation and incurring the related depreciation expense in the fiscal year ended June 30, 2023. Management’s assessment takes into consideration the availability of historical data and management's expectations regarding the direction of the industry including potential changes in technology. Management will review this estimate annually and will revise such estimates as and when data becomes available.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying value to determine if an adjustment for impairment is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and it’s carrying value.

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

Crypto asset transaction verification is the output generated from the Company's ordinary activities under its mining pool contract. The consideration the Company receives is a bitcoin reward, which the Company measures at fair value on the date awarded. Rewards are earned when the Company successfully places a block (by being the first to solve an algorithm). As a result, the Company receives confirmation from the mining pool of the block placed and rewards earned. The Company uses the quoted price of the bitcoin at closing, on the date the coin is mined to value its reward/s. There is no significant financing component in these transactions. Expenses associated with running the digital currency mining business, such as rent, and electricity costs are also recorded as cost of revenue. Depreciation on digital currency mining equipment is recorded as a component of the cost of revenue.

Fair value of the digital asset award received is determined using the average U.S. dollar spot rate of the related digital currency on the grant date of the reward.

Expenses associated with running the digital currency mining business, such as rent, and electricity cost are also recorded as cost of revenues. Depreciation on digital currency mining equipment is recorded as a component of cost of revenues.

Additionally in its regular courses of business the Company earns a gain or incurs a loss on the trade of bitcoin awarded.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Through June 30, 2023, and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

Related Party Disclosures

Under ASC 850 “Related Party Transactions” an entity or person is considered to be a “related party” if it has control, significant influence or is a key member of management personnel. A transaction is considered to be a related party transaction when there is a transfer of resources of obligations between related parties. The Company, in accordance with the standard ASC 850, presents disclosures about related party transactions and outstanding balances with related parties, see Note 8.

 Earnings per Share

The Company computes earnings (loss) per share ("EPS") in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants or stock options and the conversion of instruments convertible to common stock. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

As of June 30, 2023, we had a net operating loss carry-forward of approximately $(6,000,527) and a deferred tax asset of $1,260,111 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a valuation allowance of $(1,260,111). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On June 30, 2023, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2023	June 30, 2022
Deferred Tax Asset	$1,260,111	$873,759
Valuation Allowance	(1,260,111)	(873,759)
Deferred Tax Asset (Net)	$0	$0-

Due to the changes the Tax Reform Act of 1986 and the Tax Cut and Jobs Act of 2017, net operating loss carryforwards for Federal Income tax reporting purposes are subject to additional limitations. Should certain changes in ownership occur, our net operating loss carryforwards may be limited to use in future years. In addition, tax rates on corporations were reduced and certain other deductions limited. These changes may affect the income tax benefit calculation and related allowance during subsequent fiscal years. The Company has not received any notification from the Internal Revenue Service (IRS) for unpaid taxes, penalties, or fees.

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

There were outstanding warrants that could convert into 4,224,089 shares of common stock as of June 30, 2023. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $6,000,527 and a working capital deficit of $443,583 on June 30, 2023.

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

 NOTE 4. PRE-PAID CONSULTING

The Company issued shares to its directors and advisors for services to be performed at a future date. The common shares are recorded as issued and outstanding at the time they are granted, and the related share-based compensation expense is incurred as services performed. Compensation expense not incurred are accounted for as prepaid consulting expense. On June 12, 2022, the Company issued 1,000,000 shares of common stock to advisors and directors for services to be provided at a future date. The shares were valued at $0.46 per shares, to be vested over a period of three years, for their services, resulting in a value of $456,639. On January 1, 2023, the Company issued 100,000 shares of the Company’s common stock to its Chief Financial Officer for services to be provided at a future date. The shares were valued at $0.14 per share, to be vested over a period of 18 months, resulting in a value of $14,000. During the fiscal year ended June 30, 2023, the Company expensed $156,880 of this amount, which resulted in a prepaid consulting balance of $313,759.

NOTE 5. CRYPTOCURRENCIES

	June 30, 2023	June 30, 2022
Beginning balance	$9,211	$-
Increase
Value of bitcoin mined on the reward date	54,607	61,906
Realized gain (loss) on sale/exchange of bitcoin	1,030	-

	64,848	61,906
Decrease
Bitcoin used for operational expenses (Cost basis)	64,848	52,695

	64,848	52,695

Ending balance	$-	$9,211

NOTE 6. PROPERTY PLANT & EQUIPMENT - MINING  MACHINES

On August 24, 2022, the Company entered into a contract to purchase 20 Bitmain XJ S19 Pro 110 th and installation at Simple Mining in Iowa.  During the 2023 fiscal year, the Company wrote off $0 of mining equipment determined to be impaired.

Depreciation expenses amounted to $ 494,685 and $23,867 for the years ended June 30, 2023, and 2022, respectively. On June 30, 2023, and 2022 balance were as follows:

	Estimated Life in years	June 30, 2023	June 30, 2022
Mining equipment	1	533,500	445,500

Less: Accumulated Depreciation		518,522	23,867

Fixed assets, net		14,948	421,633

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the year the Company accrued amounts owed to vendors and certain other accrued expenses, which were comprised of the following:

	June 30, 2023	June 30, 2022

Vendor payables	60,213	18,954
Accrued expenses	3,500	0
Total accounts payable and accrued liabilities	63,713	18,954

NOTE 8.  RELATED PARTY TRANSACTIONS

Office space

Our executive, administrative and operating offices were previously provided at no cost on a month-to-month basis to the Company by our President, Frank Horkey, and are located at 151 N Nob Hill Road, Suite 402, Plantation FL 33324. The Company leases office space from its Chief Executive Officer at a cost of $250 per month. The term of the lease is for 365 days and ends on June 30, 2023. On June 30, 2023, $3,000 of rent expense was accrued and is included in Accounts Payable and Accrued Expenses.

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

As of June 30, 2023, the company owed $495,800 due to related parties for management fees for the year ended June 30, 2023.

On January 30, 2023, entities affiliated with Timothy B. Ruggiero and Peter Chung each cancelled 900,000 and 1,000,000 shares respectively to treasury.

Legal contingencies

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. Management is not aware of any pending, threatened or asserted claims.

Notes payable

On March 24, 2023, the Company issued to a private investor a $50,000 Convertible Promissory Note bearing an interest rate of 5% per annum which was convertible at $0.50 per share on June 30, 2023, at the discretion of the Company. As further inducement to purchase this Note, the Investor received a warrant to purchase 100,000 shares of the company’s common stock exercisable at $0.75 per share any time prior to March 24, 2026. The Company agreed with the noteholder to convert the note into 100,000 shares of the Company’s restricted common stock. However, the note payable was not converted into shares as of the date of this report. Nevertheless, the Company agreed with Noteholder that the debt would cease incurring interest after June 30, 2023.

On May 15, 2023, the Company issued to a private investor a $19,375 Convertible Promissory Note bearing an interest rate of 5% per annum which was convertible at $0.50 per share on June 30, 2023, at the discretion of the Company. As further inducement to purchase this Note, the Investor received a warrant to purchase 38,750 shares of the Company’s common stock exercisable at $0.75 per share any time prior to May 15, 2026. The Company agreed with the noteholder to convert the note into 100,000 shares of the Company’s restricted common stock. However, the note payable was not converted into shares as of the date of this report. Nevertheless, the Company agreed with Noteholder that the debt would cease incurring interest after June 30, 2023.

NOTE 9. COMMON STOCK

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

John Bennet received 50,000 shares for extending his consulting contract through fiscal year end 2023. On February 10, 2023, as incentive to accept the position of the Company’s Chief Financial Officer for the period of January 1, 2023- the end of fiscal year 2025, Mr. Bennet was awarded an additional 100,000 of the Company’s restricted common stock.

James Marshall III received 75,000 shares of the Company’s common stock for acting as the Company’s technical consultant for fiscal 2023. His shares are now deemed to be vested. Mr. Marshall’s contract was not renewed.

Shawn Perez Esq. was awarded 50,000 shares of the Company’s restricted common stock as inducement for acting as the Company’s in-house counsel beginning January 1, 2023, through fiscal year end 2025.

NOTE 10. WARRANTS

On May 5, 2022 issued shares and warrants related to that certain Securities Purchase Agreement dated November 10, 2021with certain of the selling stockholders referenced in our most recent registration statement pursuant to which we sold to such selling stockholders $560,875 in aggregate principal amount of our common stock (747,837 shares) and warrants to purchase shares of our common stock (which we refer to as the “PIPE Warrants”), exercisable at any time before the close of business on May 5, 2023. The PIPE Warrants are comprised of 747,837 warrants with an exercise price of $1.50 per share.

On July 1, 2021, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a Class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50.

On May 26, 2022, the Company issued to Frank Horkey a Class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 as part of his executive compensation during the 2022 fiscal year. This warrant vested on July 1, 2022.

On May 26, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a Class C warrant to purchase 500,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 related to consulting services during fiscal 2022. This warrant vested on July 1, 2022.

On June 12, 2022, Frank Horkey and Michael Christiansen were each issued 250,000 class C warrants to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement for serving on the Company’s Board of Directors for the upcoming 2022 fiscal year.

On June 12, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement for serving on the Company’s Advisory Board for the upcoming 2022 fiscal year.

On July 28, 2022, August 1, 2022, and November 28, 2022, an investor purchased 400,001 Units consisting of one shares of the Company’s restricted common stock and one Class C warrant to purchase one shares of the Company’s restricted common stock at an exercise price of $1.50 per share for a period of three years.

See Note 8 for additional information on convertible notes issued with warrants on March 24, 2023 and May 15, 2023.

Certain of the shares noted above were issued to Board Members, Advisory Board Members and Consultants for services to be rendered for periods subsequent to June 30, 2023. Amounts related to shares issued as compensation for services not yet performed are treated as prepaid consulting (current and non-current). These amounts will be recognized in subsequent periods as they are earned according to the Agreements.

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding June 30, 2021		187,500	$0.75	187,500	$0.75
Additions	Granted	3,497,833	1.50	1,247,833	1.50
Expired	Expired	-	$-	-	-
Exercised		-	-	-	-
Outstanding June 30, 2022		3,685,333	$1.47	1,435,333	$1.47
Additions	Granted	400,002	1.50	1,983,335	0
Additions	Granted	138,750	.75	138,750	.75
Rounding Adjustment		4	$1.47	4	1.47
Expired		-	$-	-	-
Exercised		-	-	-	-
Outstanding June 30, 2023		4,224,089	$1.47	3,557,422	$1.23

These warrants were valued using a Black Scholes calculation using a stock price of $1,00, an exercise price of $1.50 a volatility range of 160% to 170% and a risk-free interest rate of 2.63%-3.13%.

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

Private Sales of Unregistered Securities

On September 25, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $20,000, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Investor received 20,000 shares of the Company’s restricted common stock and a warrant to purchase 40,000 shares of the Company’s restricted common stock exercisable at $1.50 per share any time prior to September 25, 2026. The shares from this transaction have not been issued as of the date of this report.

On September 29, 2023, the Company issued to a private investor a180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $25,000, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the investor received 25,000 shares of the Company’s restricted common stock and a warrant to purchase 50,000 shares of the Company’s restricted common stock exercisable at $1.50 per share any time prior to September 29, 2026. The shares from this transaction have not been issued as of the date of this report.

On July 1, 2023, the Company issued Frank Horkey a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation for compensation. As further inducement to settle these amounts owed as compensation, the Company agreed with Mr. Horkey to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 150,000 shares of the Company’s restricted common stock exercisable at $.75 per share any time prior to July 1, 2026. The shares from this transaction have not been issued as of the date of this report.

On July 1, 2023, the Company issued Lazarus Asset Management LLC a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation for compensation. As further inducement to settle these amounts owed as compensation, the Company agreed with Lazarus to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 150,000 shares of the Company’s restricted common stock exercisable at $.75 per share any time prior to July 1, 2026. The shares from this transaction have not been issued as of the date of this report.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, Chief Financial Officer believes that, as of June 30, 2023, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

In light of this conclusion and as part of the preparation of this report, we have applied compensation procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the periods covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only Management’s report in this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position

Frank Horkey	67	President/ Director
Michael Christiansen	65	Secretary/Treasurer/Director
John Bennet	63	Chief Financial Officer

Frank J. Horkey

Mr. Horkey, our President, and Board Member. During the past forty years, Mr. Horkey has been engaged as an auditor and a certified public accountant. Mr. Horkey currently is the founder and manager of Horkey & Associates, which is a public accounting firm located in West Broward, Florida. In 1978, Mr. Horkey commenced his career with Touche Ross (which is now called Deloitte Touche), an international public accounting firm, in Miami, Florida. After three years, he started his own public accounting firm and through subsequent mergers was a partner through 1991 in one of the largest accounting firms in western Broward County. Mr. Horkey has taught courses on accounting, auditing, and taxation issues, and has written a variety of articles on diverse tax topics, such as home office deductions, and accounting and auditing topics such as audits of small businesses. Mr. Horkey’s clients have included large corporations, small businesses, professionals, not-for-profit organizations, municipalities, and other governmental entities. Mr. Horkey was the audit partner on one of the pilot single audits performed on a large governmental unit in 1981 and was involved in the development and application of the single audit process with the Office of Management and Budget and the General Accounting Office.

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

Michael Christiansen

Mr. Christiansen, our Secretary/Treasurer and Board Member has more than twenty years of investment banking experience and is currently Senior Managing Director at Weild & Co., an independent network investment bank. He has previously served as Chief Financial Officer of Weild & Co. from 2016 to 2020 and served as Managing Director at West Park Capital and previously with Prudential Securities. His investment banking experience includes public and private equity transactions, mergers and acquisitions, and strategic advisory engagements with clients in enterprise technology, life sciences, consumer, retailing and natural resources industries. As a senior investment banker, he has advised clients on over $2 billion in aggregate closed financing transactions.

John Bennet

Mr. Bennett, our Chief Financial Officer, is a seasoned executive, with over 30 years of experience in both the public and private sector. Mr. Bennett served as the Chief Financial Officer for Clean Energy Technologies, Inc. (CETY) from January 2005 through March 2020 and served on the board of directors from September 2009 through February 2018. While with CETY, Mr. Bennett was an integral part of taking them public with the completion of their SB2 registration. From January of 2008 through present Mr. Bennett ran his own consulting firm, focusing on public companies in the microcap space. He has extensive experience with the public reporting requirements with the SEC, including 10K, 10Q including S1 and Reg A registrations statements and audit interface with PCAOB audit firms. He has been in the Manufacturing Industry for over 30 years. He has held positions as the Controller, Vice President of Finance and Chief Financial Officer, Mr. Bennett Holds a Bachelor of Science degree in Accounting from Mesa University and a Master of Science in Finance degree from the University of Colorado.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. All officers are appointed annually by the board of directors and, subject to employment agreements (which did not exist prior to June 30, 2022), serve at the discretion of the board. On July 1, 2022, the Company established a framework for Board Service Agreements with stock compensation subject to a vesting schedule. In connection with their respective appointments and using the above noted Board Service Agreement model we entered into agreements with Frank Horkey and Michael Christiansen pursuant to which, among other things, the Company issued in a private placement 250,000 restricted shares of the Company’s common stock to each director, subject to a vesting schedule.

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

Audit Committee and Financial Expert

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. Our President/Director Frank Horkey is a certified public accountant with substantial audit experience. We intend to establish an audit committee as soon as it is practical to do so. When established, the audit committee’s primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ended June 30, 2023, and June 30, 2022.

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Frank Horkey,	2022	$-	$-	$143,500	$29,575				$173,075
President (Note 1)	2023	$177,000	$-	$38,053	$101,723				$316,776

Michael Christiansen,	2022	$-	$-	$-	$-	$-	$-	$-	$-
Secretary/Treasurer (Note 2)	2023	$12,000	$-	38,053	$25,470	$-	$-	$-	$75,523

John Bennet	2022	$-	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer (Note 3)	2023	$18,000	$-	$4,667	$-	$-	$-	$-	$22,667

Note 1) On June 12, 2022, Frank Horkey received 350,000 shares for acting in the capacity of President and sole Director since his previous contract expired December 31, 2019. On June 25, 2022, he received an additional 250,000 shares for his board position vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333)  shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333)  shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

Note 2) On June 12, 2022 Michael Christiansen received 250,000 shares for his board position vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333)  shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333)  shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

Note 3) As of January 1, 2023, John Bennet became the Company’s Chief Financial Officer through fiscal year end 2024. As partial compensation, Mr. Bennet was awarded 100,000 shares of the Company’s restricted common stock vesting sixteen thousand six hundred sixty-seven (16, 667) shares per quarter.

ITEM 12. OUTSTANDING EQUITY AWARDS

We do not have any effective stock option or other equity award plans. Therefore, as of June 30, 2023, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock	Market Value of Shares or Units	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights	Value of Unearned Shares, Units or Other Rights

Frank Horkey		0	0			250,000	$114,160	166,667	$76,107
President

Michael		0	0			250,000	114,160	166,667	76,107
Christiansen

John Bennet		0	0			100,000	14,000	66,667	9,333
Chief Financial Officer

All stock awards are valued at market on the day of the award.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any formal bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal years ended June 30, 2022, and June 30, 2023:

		Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Frank Horkey	2022	0	143,500	0	0	0	29,575	173,075
	2023	177,000	38,053	101,723	0	0	0	316,776

Michael Christiansen	2022	0	0	0	0	0	0	0
	2023	12,000	38,053	25,470	0	0	0	75,523

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

On June 12, 2022, Frank Horkey received 350,000 shares for acting in the capacity of President and sole Director since his previous contract expired December 31, 2019. On June 12, 2022, he received an additional 250,000 shares for his board position vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333)  shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333)  shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

On June 12, 2022, as compensation for acting on the Company’s Board of Directors, Michael Christiansen, the Company’s Secretary/ Treasurer received 250,000 shares of the Company’s common stock vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333)  shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333)  shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

On June 15, 2022, John Bennet received 50,000 shares of the Company’s common stock for extending his consulting contract through fiscal year end 2023.  On February 12, 2023, as partial compensation for assuming the role as the Company’s Chief Financial Officer through fiscal year end of 2024, John Bennet was awarded 100,000 shares of the Company’s restricted common stock vesting sixteen thousand six hundred sixty-seven (16,667) shares per quarter.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 30, 2023, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Officers and Directors	Frank Horkey 7301 NW4th St Suite 102 Plantation FL 33317	950,000 shares	5.2%

	Michael Christensen 2089 High Mesa Dr. Henderson, NV 8901	250,000 shares	1.4%

	John Bennet 2114 N 1 St. Grand Junction, CO 43215	200,000 shares	1.1%

	All directors and named executive officers as a group (3 persons)	1,400,000 shares	7.7%

Beneficial Owners 5% or Greater	Lazarus Asset Management LLC
	9540 NW 10th St	1,377,927 shares	7.6%
	Plantation, FL 33322

(1)

Percentage of beneficial ownership of our common stock is based on 18,223,953 shares of common stock outstanding as of the date of this Annual Report, which total issued and outstanding were reduced in accordance with the Reverse Stock Split.

Changes in Control

Other than as described above, our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2023, and June 30, 2022, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $53,500 and $32,500, respectively.

Other Audit Fees

For the fiscal years ended June 30, 2023, and June 30, 2022, there were no fees billed for other audit fees.

Tax Fees

For the fiscal years ended June 30, 2023, and June 30, 2022, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) **
101.SCH	Inline XBRL Taxonomy Schema**
101.CAL	Inline XBRL Taxonomy Calculation Linkbase**
101.DEF	Inline XBRL Taxonomy Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Label Linkbase**
101.PRE	Inline XBRL Taxonomy Presentation Linkbase**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TREX Acquisition Corp. a Nevada corporation

February 20, 2024	By:	/s/ John Bennet
John Bennet
	Its:	Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 20, 2024

By:	/s/ Frank Horkey
Frank Horkey
Its:	President and CEO

