Form 10-Q
period 2023-09-30
T-REX Acquisition Corp.
filed 2024-02-22
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED SEPTEMBER 30, 2023 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-266766

TREX Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	26-1754034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 N. Nob Hill Road suite 402 Plantation, FL	33324
(Address of principal executive offices)	(Zip Code)

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

As of February 22, there were 18,223,953 shares of the Registrant’s $0.0001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

Common

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(A Nevada Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TREX ACQUISITION CORP.

September 30, 2023

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	-	$23,909
Prepaid consulting - current	159,213	161,546
TOTAL CURRENT ASSETS	159,213	185,455
NON-CURRENT ASSETS:
Plant and equipment	-	14,948
Prepaid consulting - noncurrent	114,160	152,213
Facility deposit	-	-
TOTAL NON-CURRENT ASSETS	114,160	167,161

TOTAL ASSETS	$273,373	$352,616

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$80,559	$63,712
Due to related party	469,300	495,800
Notes payable - related parties	153,750	-
Note payable - unrelated parties	89,581	69,525
TOTAL CURRENT LIABILITIES	793,190	629,037

TOTAL LIABILITIES	793,190	629,037

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 350,000,000 shares and 18,223,953 and 18,223,953 issued and outstanding as of September 30, 2023, and June 30, 2023, respectively	1,822	1,822
Additional paid in capital	5,822,753	5,722,283
Shares to be issued	-	-
Accumulated deficit	(6,344,392)	(6,000,526)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(519,817)	(276,421)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$273,373	$352,616

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30,
(UNAUDITED)

	2023	2022
REVENUE
Mining Revenue	$12,912	$25,829
Realized Gain (Loss) on sale/exchange of Bitcoin	-	-
Impairment of digital assets	-	-
Total revenues	$12,912	$25,829

Cost of goods sold
Depreciation	14,948	17,003
Hosting	7,219	26,532
Contract Labor	-	-
Environmental expense	-	-
Total cost of goods sold	22,167	43,535

Gross Profit (Loss)	(9,255)	(17,706)

Expenses
Transfer Agent and Filing Fees	21,333	6,921
Professional Fees	43,000	30,247
Management and Consulting Fees	124,500	132,000
Share based compensation	140,857	635,357
Administration Fees	4,921	1,718
Total operating expenses	334,611	806,243

Loss from Operations	(343,866)	(823,949)

Loss Before Income Taxes	(343,866)	(823,949)

Less: Provision for Income Taxes	-	-

Net Loss	$(343,866)	$(823,949)

Basic and Dilutive Net Loss Per Share	$(0.02)	$(0.05)

Basic and Dilutive - Weighted average number of common shares outstanding	18,223,953	18,223,953

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of September 30, 2023

	Common Stock at Par $0.0001
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	TOTAL

Balance June 30, 2021	14,669,106	1,467	2,818,968	(2,866,558)	(46,123)

Shares issued for related party debt conversion	1,500,000	150	44,850		45,000
Share based expense for warrants issued		-	770,850		770,850
Shares issued for subscriptions	747,837	75	560,800		560,875
Shares issued for services	1,475,000	148	604,601		604,749
Shares issued for debt conversion	1,182,009	118	117,932		118,050
					-
Net Loss	-	-	-	(1,294,198)	(1,294,198)
Balance June 30, 2022	19,573,952	$1,958	$4,918,002	$(4,160,756)	$759,203

Shares Surrendered	(1,900,000)	(190)	190		-
Shares Issued for Services	150,000	15	20,985		21,000
Shares issued for cash	400,001	40	299,961		300,001
Share based expense for warrants issued		-	483,145		483,145
Subscriptions Received					-
					-
Net Loss	-	-	-	(1,839,770)	(1,839,770)
Balance June 30, 2023	18,223,953	1,822	5,722,283	(6,000,526)	(276,421)

Share based expense for warrants issued	-	-	100,470		100,470
					-
Net Loss	-	-	-	(343,866)	(343,866)
Balance September 30, 2023 (UNAUDITED)	18,223,953	1,822	5,822,753	(6,344,392)	(519,817)

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended September 30,
(UNAUDITED)

	2023	2022
OPERATING ACTIVITIES
Net Loss	$(343,866)	$(823,949)
Adjustments to reconcile net loss to net cash used in operating activities
Share based expense for warrants issued	140,856	-
Cost of goods sold - depreciation expense	14,948	17,003
Share issued for services and warrants issued	-	635,358
Crypto currency held	-	9,211
Accounts payable and accrued expenses	16,847	54,031
Net cash used in operating activities	(171,215)	(108,346)

INVESTING ACTIVITIES:
Purchase of Equipment	-	(91,744)
Net cash used in investing activities	-	(91,744)

FINANCING ACTIVITIES:
Net change in related party debt	(26,500)	200,000
Proceeds from issuance of note payable - related parties	153,750	-
Proceeds from issuance of note payable - unrelated parties	20,056	-
Net cash provided by financing activities	147,306	200,000
NET INCREASE IN CASH	(23,909)	(90)

CASH AT BEGINNING OF PERIOD	23,909	104

CASH AT END OF PERIOD	$-	$14

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-
Supplemental Non-Cash Investing and Financing Activities	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

T-REX Acquisition Corp. (The “Company”) was formed on January 16, 2008, in the state of Nevada under the name Plethora Resources, Inc. as a development stage enterprise. The Company was originally organized to engage in the business of consulting to oil and gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia. The Company later changed its name to Sync2 Networks Corp when the Company began to engage in software-related services. On March 20, 2014, the Company changed its name to TREX Acquisition Corp. after its business operations under the Sync2 Networks’ branding had ceased. On June 21, 2021, the Company decided to pivot from seeking an acquisition candidate to operating a cryptocurrency mining business. On February 17, 2022, the Company began mining bitcoin at Ace Hosting, a Tampa, Florida located data center. On June 30, 2022, the Company changed its name to “T-REX Acquisition Corp.”

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

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States if America of ("U.S. GAAP") as found in the Accounting Standards Codification ("ASC”), and the Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB") and are expressed in US Dollars. The consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company's quarterly filing in its Form 10-Q filing under the Securities Exchange Commission.

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

Determination of Bad Debts

The Company’s policy is to analyze the collectability of Accounts and Notes Receivable on a monthly basis to determine whether any allowance for doubtful accounts is necessary. When there is a potential of non-collections, an allowance is booked as a contra account to accounts receivable with the offset for the entry being bad debt expense. When collections are deemed more likely than not, the accounts receivable amount is directly written off and incurred as a bad debt expense. When an allowance for potential non-collections is subsequently more likely than not non-collectible, the related allowance is reduced, and the accounts receivable balance is directly written off.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

	Level 1	Level 2	Level 3	Total
Notes payable (unrelated parties) – June 30, 2023	0	0	69,525	69,525

Notes payable (related parties) – September 30,2023	$0	$0	$153,750	$153,750

Notes payable (unrelated parties) – September 30, 2023	$0	$0	$89,581	$89,581

Digital currencies - Bitcoin

The Company applies accounting for digital assets in accordance with the AICPA Practice Aid "Accounting for and Auditing of Digital Assets", the guide is dated as of June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, which is effective for periods after June 15, 2022, which are the current nonauthoritative guidance for accounting for digital assets under U.S. generally accepted accounting principles (GAAP). The AICPA Practice Aid is non-authoritative guidance that represents the views of the Digital Assets Working Group and AICPA staff. There is currently no official pronouncement or authoritative guidance on accounting for digital assets and digital asset transactions. Accordingly digital assets that lack physical substance meet the definition of intangible assets and are accounted for under FASB ASC 350, Intangibles-Goodwill and Other. Digital currency is recorded at cost, using the first-in-first-out (“FIFO”) valuation method, less impairment. On June 30, 2022, and September 30, 2023, no balance in bitcoin was held, therefore no impairment assessment was necessary An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The reward for a bitcoin miner changes roughly every four years, or after every 210,000 blocks are mined and gets reduced by half each time, this whole process is called bitcoin halving. The last halving occurred on May 11, 2020, and reduced the reward per block to 6.25 BTC.

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

Stock based compensation.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Through fiscal period ended June 30, 2023, quarter ended September 30, 2023, and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

Equipment

Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of one (1) or two (2) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Equipment consists solely of bitcoin miners used in the operation. The equipment value is based on the cost and the potential impairment is reviewed periodically and as of June 30, 2023, a change in the estimated useful life from 7 years to 1 year and had no impairment of mining equipment. The depreciation expense for the three months ended September 30, 2023, was $14,948. There was no impairment during the quarter ended September 30, 2023, and mining equipment became fully depreciated resulting in there being no net book value at the quarter end.

Income taxes

The Company believes there are no taxes owed from inception to September 30, 2023, as it only incurred losses.

Income taxes are determined based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

As of September 30, 2023, we had a net operating loss carry-forward of approximately $(6,344,392) and a deferred tax asset of $1,332,322, using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a valuation allowance of $(1,332,322). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On June 30, 2023, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2023	June 30, 2023
Deferred Tax Asset	$1,332,322	$1,260,111
Valuation Allowance	(1,332,322)	(1,260,111)
Deferred Tax Asset (Net)	$0	$0

Due to the changes in the Tax Reform Act of 1986 and the Tax Cut and Jobs Act of 2017, net operating loss carryforwards for Federal Income tax reporting purposes are subject to additional limitations. Should certain changes in ownership occur, our net operating loss carryforwards may be limited to use in future years. In addition, tax rates on corporations were reduced and certain other deductions limited. These changes may affect the income tax benefit calculation and related allowance during subsequent fiscal years. The Company has not filed taxes from inception. Due to losses incurred over this period, it determined there would be no taxes owed. The Company has not received any notification from the Internal Revenue Service (IRS) for unpaid taxes, penalties, or fees.

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

There were outstanding warrants that could convert into 4,224,089 shares of common stock as of June 30, 2023, and on September 30, 2023, 5,314,089. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flows from operating activities by adjusting net income (loss) to reconcile it to net cash flows from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The Company’s only revenue stream is bitcoin mining and advertising costs are not essential to generate these revenues.

Par value of common stock

During the fiscal year ended June 30, 2023, the par value of common stock was previously reported at $.001 and was adjusted to $.0001 resulting in an adjustment from common stock to additional paid in capital, with no change to total equity.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had net losses of $343,866 during the quarter ended September 30, 2023, an accumulated deficit of $6,344,392 and a working capital deficit of ($633,977) as of September 30, 2023.

While the Company is attempting to generate greater revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues and raise capital.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 NOTE 4 – PRE-PAID CONSULTING

The Company issued shares to its directors and advisors for services to be performed at a future date. The common shares are recorded as issued and outstanding at the time they are granted, and the related share-based compensation expense is incurred as services are performed. Compensation expense not incurred is accounted for as prepaid consulting expense. On June 12, 2022, the Company issued 1,000,000 shares of common stock to advisors and directors for services to be provided at a future date. The shares were valued at $.46 per share, resulting in a value of $456,639, to be vested over a period of three years, for their services. On January 1, 2023, the Company issued 100,000 shares of the Company’s common stock to its Chief Financial Officer for services to be provided at a future date. The shares were valued at $.14 per share, resulting in a value of $14,000, to be vested over a period of 18 months. During the fiscal year ended June 30, 2023, the Company expensed $156,880 of this amount, which resulted in a prepaid consulting balance of $313,759. For the quarter ended September 30, 2023, the Company expensed $40,387, which resulted in a prepaid consulting balance of $ 273,373.

NOTE 5 – CRYPTOCURRENCIES

	September 30, 2023	June 30, 2023
Beginning balance	$-	$9,211
Increase
Value of bitcoin mined on the reward date	12,912	54,607
Realized gain (loss) on sale/exchange of bitcoin	-	1,030

	12,912	64,848
Decrease
Bitcoin used for operational expenses (Cost basis)	12,912	64,848
	-	-

Ending balance	$-	$-

NOTE 6 – PROPERTY PLANT & EQUIPMENT MINING MACHINES

On August 24, 2022, the Company entered into a contract to purchase 20 Bitmain XJ S19 Pro 110 th and installation at Simple Mining in Iowa

Depreciation expenses amounted to $14,948 and $17,003 for the periods ended September 30, 2023, and 2022, respectively. On September 30, 2023, and June 30, 2023, balances were as follows:

	Estimated Life in years	September 30, 2023	June 30, 2023
Mining equipment	1	533,500	533,500

Less: Accumulated Depreciation		533,500	518,522

Fixed assets, net		-	14,948

NOTE 7 – RELATED PARTY TRANSACTIONS

Office space

The Company leases office space from its Chief Executive Officer at a cost of $250 per month. The term of the lease is for 365 days and ends on June 30, 2024. On June 30, 2023, $3,000 of rent expense was accrued and is included in Accounts Payable and Accrued Expenses.

Due to Related Parties

As of September 30, 2023, and June 30, 2023, the company owed $345,000 and $132,000 respectively, due to related parties for management fees.

As of September 30, and June 30, 2023, the Company owed Compensation payable of $64,300 and $351,800 respectively.

 As of September 30, and June 30, 2023, the Company owed Board of Director Fees of $60,000 and $12,000, respectively.

On January 30, 2023, entities affiliated with Timothy B. Ruggiero and Peter Chung each cancelled 900,000 and 1,000,000 shares respectively to treasury.

On July 1, 2023, the Company issued Frank Horkey a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation for management services.  As further inducement to settle these amounts owed as compensation, the Company agreed with Mr. Horkey to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 150,000 shares of the Company’s restricted common stock at $.75 per share any time prior to July 1, 2026.The balance owed at September 30, 2023 is $76,875. The shares from this transaction have not been issued as of the date of this report.

                On July 1, 2023, the Company issued Lazarus Asset Management LLC a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation for management services. As further inducement to settle these amounts owed as compensation, the Company agreed with Lazarus to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 150,000 shares of the Company’s restricted common stock at $.75 per share any time prior to July 1, 2026.The balance owed at September 30, 2023 is $76,875. The shares from this transaction have not been issued as of the date of this report.

  Legal contingencies

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. Management is not aware of any pending, threatened or asserted claims.

Notes payable

On March 24, 2023, the Company issued to a private investor a $50,000 Convertible Promissory Note bearing an interest rate of 5% per annum which was convertible at $0.50 per share on June 30, 2023, at the discretion of the Company. As further inducement to purchase this Note, the investor received a warrant to purchase 100,000 shares of the Company’s restricted common stock exercisable at $0.75 per share any time prior to March 24, 2026. The Company agreed with the noteholder to convert the note into 100,000 shares of restricted common stock. However, the note payable was not converted into shares as of the date of this report. Nevertheless, the Company agreed with noteholder that the debt would cease incurring interest after June 30, 2023.

On May 15, 2023, the Company issued to a private investor a $19,375 Convertible Promissory Note bearing an interest rate of 5% per annum which was convertible at $0.50 per share on June 30, 2023, at the discretion of the Company. As further inducement to purchase this Note, the investor received a warrant to purchase 38,750 shares of the Company’s restricted common stock exercisable at $0.75 per share any time prior to May 15, 2026. The Company agreed with the noteholder to convert the note into 100,000 shares of restricted common stock. However, the note payable was not converted into shares as of the date of this report. Nevertheless, the Company agreed with noteholder that the debt would cease incurring interest after June 30, 2023.

On September 25, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $20,000, which may be converted at $.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 20,000 shares of the Company’s restricted common stock and a warrant to purchase 40,000 shares of the Company’s restricted common stock exercisable at $0.75 per share any time prior to September 25, 2026. The shares from this transaction have not been issued as of the date of this report.

See due to related parties section in Note 8 for additional information on senior secured convertible promissory notes issued on July 1, 2023 to Frank Horkey and Lazarus Asset Management, LLC.

NOTE 8 – COMMON STOCK

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

John Bennet received 50,000 shares for extending his consulting contract through fiscal year end 2023. On February 10, 2023, as incentive to accept the position of the Company’s Chief Financial Officer for the period of January 1, 2023- the end of fiscal year 2025, Mr. Bennet was awarded an additional 100,000 of the Company’s restricted common stock that vest at 16,666 shares per quarter.

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

NOTE 9 – WARRANTS

Warrants Issued for Investment

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

                See due to related parties and notes payable section in Note 8 for additional information on convertible promissory notes issued with warrants on March 24, 2023, May 15, 2023, July 1, 2023, and September 25, 2023.

Warrants Issued for Management and Consulting Services

On July 1, 2021, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a Class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50.

On May 26, 2022, the Company issued to Frank Horkey Class a C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 as part of his executive compensation during the 2022 fiscal year. This warrant vested on July 1,2022.

On May 26, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued Class C warrant to purchase 500,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 related to consulting services during fiscal 2022. These warrants vested on July 1,2022.

On June 12, 2022, Frank Horkey and Michael Christiansen were each issued 250,000 class C warrants to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50. Exercise of these warrants commenced  upon the effective date of the Company’s registration statement for serving on the Company’s Board of Directors.

On June 12, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50. Exercise of these warrants commenced upon the effective date of the Company’s registration statement for serving on the Company’s Advisory Board.

On July 1, 2023, Squadron Marketing LLC, Lazarus Asset Management LLC, and Frank Horkey were each issued a class C warrant to purchase 250,000 shares of the Company’s restricted common stock at an exercise price of $1.50 any time prior to June 30, 2026, for consulting services.

Certain of the shares and warrants noted above were issued to Board Members, Advisory Board Members and Consultants for services to be rendered for periods subsequent to September 30, 2023. Amounts related to shares issued as compensation for services not yet performed are treated as prepaid consulting (current and non-current). The amounts will be recognized in subsequent periods as they are earned according to the Agreements.

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding June 30, 2021		187,500	$0.75	187,500	$0.75
Additions	Granted	3,497,833	1.50	1,247,833	1.50
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2022		3,685,333	$1.47	1,435,333	$1.47
Additions	Granted	400,002	1.50	1,983,335	1.50
Additions	Granted	138,750	0.75	138,750	0.75
Additions	Rounding Adjustment	4	1.47	4	1.47
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2023		4,224,089	$1.47	3,557,422	$1.47
Additions	Granted	750,000	1.50	833,333	1.50
Additions	Granted	340,000	0.75	340,000	0.75
	Vested	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding September 30, 2023		5,314,089	$1.43	4,730,756	$1.42

These warrants were valued using a Black Scholes calculation applying the following factors: a stock price of $.16, an exercise price of $1.50 a volatility of  160% and a risk-free interest rate of 5%.

Private Placement Transactions

The Securities Purchase Agreements

On July 22, 2022, we entered into a Securities Purchase Agreement with one private investor who is not a Selling Stockholder (defined above) to whom we sold $100,000 in aggregate principal amount for 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. On August 8, 2022, the same private investor has committed to purchasing another $100,000 in aggregate principal amount for an additional 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. On January 30, 2023, the same investor purchased 133,334 shares of restricted common stock, indicating all terms of these issuances as well. We closed the transactions contemplated by the Securities Purchase Agreement. We issued the securities contemplated under the Securities Purchase Agreement in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

No shares were issued in the quarter ended September 30, 2023.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there are no subsequent events that require disclosure.

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

RESULTS OF OPERATION

Quarter Ended September 30, 2023, Compared to Quarter Ended September 30, 2022

Our revenue for the quarter ended September 30, 2023, was $12,912 compared to $25,829 for the same period in 2022.

Our net loss for the quarter ended September 30, 2023, was ($343,866) compared to a net loss of ($823,949) for the same period in 2022.

During the quarter ended September 30, 2023, we incurred operating expenses of $334,611 compared to $806,243 for the same period in 2022. The increase in expenses was mainly due to an increase in shares issued for services and an increase in management and consulting fees.

During the quarter ended September 30, 2023, we incurred interest expenses of $1,894 compared to $0 incurred during the quarter ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended September 30, 2023

As of September 30, 2023, our current assets were $159,213 and our current liabilities were $793,190, which resulted in a working capital deficit of ($633,977).

As of September 30, 2023, and 2022, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the three months ended September 30, 2023, net cash flows used in operating activities was $171,215 compared to $108,346 for the same period in 2022.

Cash Flows from Investing Activities

For the three months ended September 30, 2023, net cash flows used in investing activities were $0 compared to $91,744 for the same period in 2022.

Cash Flows from Financing Activities

For the three months ended September 30, 2023, net cash flows from financing activities were $147,306 compared to $200,000 for the same period in 2022.

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

MATERIAL COMMITMENTS

Convertible Debentures

See due to related parties and notes payable section in Note 8 for additional information on convertible promissory note issued on March 24, 2023, May 15, 2023, July 1, 2023, and September 25, 2023.

PURCHASE OF SIGNIFICANT EQUIPMENT

During the next twelve months, the Company intends to acquire between one hundred fifty (150) and two hundred (200) ASIC miners per quarter. Although pricing for ASIC miners is generally directly related to the price of bitcoin, ASIC miners as of this quarterly filing cost between $1,500 and $4,000 per ASIC miner.

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

GOING CONCERN

As reflected in the accompanying financial statements, the Company had net losses of $343,866 during the quarter ended September 30, 2023, an accumulated deficit of $6,344,392 and a working capital deficit of (633,977) as of September 30, 2023. While the Company is attempting to generate greater revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is a substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues and raise capital.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities.

On July 1, 2023, the Company issued Frank Horkey a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation. The Company agreed with Mr. Horkey to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 159,000 shares of the Company’s restricted common stock at $.75 per share at any time prior to July 1, 2026. The balance owed at September 30, 2023, is $76,875. The shares from this transaction have not been issued as of the date of this report.

On July 1, 2023, the Company issued Lazarus Asset Management, LLC a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation. The Company agreed with Lazarus to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 159,000 shares of the Company’s restricted common stock at $.75 per share at any time prior to July 1, 2026. The balance owed at September 30, 2023, is $76,875. The shares from this transaction have not been issued as of the date of this report.

On September 25, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $20,000, which may be converted at $.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 20,000 shares of the Company’s restricted common stock and a warrant to purchase 40,000 shares of the Company’s restricted common stock at $.75 per share at any time prior to September 25, 2026. The shares from this transaction have not been issued as of the date of this report.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated September 30, 2022, on Form 10-Q are included, or incorporated by reference, in this three months ended September 30, 2023 Report on Form 10-Q.

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

TREX Acquisition Corp. a Nevada corporation

February 22, 2024	By:	/s/ John Bennet
John Bennet
	Its:	Chief Financial Officer

February 22, 2024	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 22, 2024	By:	/s/ John Bennet
John Bennet
	Its:	Chief Financial Officer

