Form 10-Q
period 2023-12-31
T-REX Acquisition Corp.
filed 2024-03-19
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT DATED DECEMBER 31, 2023 REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2023

or

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

As of March 18, there were 18,223,953 shares of the Registrant’s $0.0001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

Common

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(A Nevada Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TREX ACQUISITION CORP.

December 31, 2023

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,202	$23,909
Prepaid consulting - current	156,880	161,546
TOTAL CURRENT ASSETS	158,082	185,455
NON-CURRENT ASSETS:
Plant and equipment	-	14,948
Prepaid consulting – non-current	76,107	152,213
Facility deposit	-	-
TOTAL NON-CURRENT ASSETS	76,107	167,161

TOTAL ASSETS	$234,189	$352,616

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$89,679	$63,712
Due to related party	574,838	495,800
Notes payable - related parties	157,500	-
Note payable - unrelated parties	115,710	69,525
Deposit payable	15,000	0
TOTAL CURRENT LIABILITIES	$952,727	629,037

TOTAL LIABILITIES	$952,727	$629,037

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 350,000,000 shares and 18,223,953 and 18,223,953 issued and outstanding as of December 31, 2023, and June 30, 2023, respectively	1,822	1,822
Additional paid in capital	5,848,224	5,722,283
Accumulated deficit	(6,568,584)	(6,000,526)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(718,538)	(276,421)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$234,189	$352,616

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended December 31,
(Unaudited)

	Three months ended		Six months ended
	2023	2022	2023	2022

REVENUE
Mining revenue	$2,912	$11,958	$15,824	$37,787
Realized gain (Loss) on sale/exchange of Bitcoin	-	-	-	-

Total revenues	2,912	11,958	15,824	37,787

Cost of goods sold
Depreciation	-	19,188	14,948	36,191
Hosting	6,943	20,963	14,162	46,495

Total cost of goods sold	6,943	40,151	29,110	82,686

Gross Profit (Loss)	(4,031)	(28,193)	(13,286)	(44,899)

Expenses
Transfer agent and filing fees	1,197	1,922	22,530	4,801
Professional fees	(2,224)	19,439	40,776	49,687
Management and consulting fees	142,090	127,000	266,590	259,000
Share based compensation	65,857	-	206,714	635,357
Administration fees	13,241	6,259	18,162	13,017
Total expenses	220,161	154,620	554,772	961,863

Loss from operations	(224,192)	(182,813)	(568,058)	(1,006,762)

Loss before income taxes	(224,192)	(182,813)	(568,058)	(1,006,762)

Less: provision for income taxes	0	0	0	0

Net loss	(224,192)	(182,813)	(568,058)	(1,006,762)

Net loss per common share - basic & diluted	$(0.02)	$(0.02)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding - basic & diluted	18,223,953	19,759,459	18,223,953	19,666,705

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of December 31, 2023

	Common Stock at Par $0.0001		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Total

Balance June 30, 2021	14,669,106	1,467	2,818,968	(2,866,558)	(46,123)

Shares issued for related party debt conversion	1,500,000	150	44,850		45,000
Share based expense for warrants issued		-	770,850		770,850
Shares issued for subscriptions	747,837	75	560,800		560,875
Shares issued for services	1,475,000	148	604,601		604,749
Shares issued for debt conversion	1,182,009	118	117,932		118,050
					-
Net Loss	-	-	-	(1,294,198)	(1,294,198)
Balance June 30, 2022	19,573,952	$1,958	$4,918,002	$(4,160,756)	$759,203

Shares Surrendered	(1,900,000)	(190)	190		-
Shares Issued for Services	150,000	15	20,985		21,000
Shares issued for cash	400,001	40	299,961		300,001
Share based expense for warrants issued		-	483,145		483,145
					-
Net Loss	-	-	-	(1,839,770)	(1,839,770)
Balance June 30, 2023	18,223,953	1,822	5,722,283	(6,000,526)	(276,421)

Share based expense for warrants issued	-	-	100,470		100,470
					-
Net loss	-	-	-	(343,866)	(343,866)
Balance September 30, 2023	18,223,953	1,822	5,822,753	(6,344,392)	(519,817)
Share based expense for warrants	-	-	25,471		25,471
Net loss	-	-	-	(224,192)	(224,192)
Balance December 31, 2023 (Unaudited)	18,223,953	1,822	5,848,224	(6,568,584)	(718,538)

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended December 31,
(UNAUDITED)

Operating activities	2023	2022
Net Loss	$(568,058)	$(1,006,762)
Adjustments to reconcile net loss to net cash used in operating activities
Share based expense for warrants issued	206,713	-
Cost of goods sold - depreciation expense	14,948	36,191
Share issued for services and warrants issued	-	635,357
Changes in assets and liabilities
(Increase) decrease in assets
Crypto currency held	-	6,091
Facility deposit	-	10,570
Increase (decrease) in liabilities
Related Party Accruals	-	125,900
Accounts payable and accrued expenses	25,967	9,599
Deposit payable	15,000	-
Net cash used in operating activities	(305,430)	(183,054)

INVESTING ACTIVITIES:
Purchase of Equipment	-	(91,744)
Net cash used in investing activities	-	(91,744)

FINANCING ACTIVITIES:
Proceeds from common shares to be issued	-	100,000
Proceeds from common shares issued	-	200,000
Net Change in related party debt	79,038	-
Proceeds from issuance of note payable - related parties	157,500	-
Proceeds from issuance of note payable - unrelated parties	46,185	-
Net cash provided by financing activities	282,723	300,000
Net increase in cash	(22,707)	25,202

Cash at beginning of period	23,909	104

Cash at end of period	$1,202	$25,306

Supplemental cashflow information
Interest paid	$0	$-
Taxes paid	$0	$-
Supplemental non-cash investing and financing activities

Share-based compensation - warrants vested	$0	483,145
Share-based compensation - shares vested	$0	152,212

The accompanying footnotes are an integral part of these consolidated financial statements.

TREX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

.

	Leve 1	Level 2	Level 3	Total

Notes payable (unrelated parties)-June 30, 2023	$0	$0	$69,525	$69,525

Notes payable (related parties) December 31, 2023	$0	$0	$157,500	$157,500

Notes payable (unrelated parties) December 31, 2023	$0	$0	$115,710	$115,710

Digital currencies - Bitcoin

The Company applies accounting for digital assets in accordance with the AICPA Practice Aid "Accounting for and Auditing of Digital Assets", the guide is dated as of June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, which is effective for periods after June 15, 2022, which are the current nonauthoritative guidance for accounting for digital assets under U.S. generally accepted accounting principles (GAAP). The AICPA Practice Aid is non-authoritative guidance that represents the views of the Digital Assets Working Group and AICPA staff. There is currently no official pronouncement or authoritative guidance on accounting for digital assets and digital asset transactions. Accordingly digital assets that lack physical substance meet the definition of intangible assets and are accounted for under FASB ASC 350, Intangibles-Goodwill and Other. Digital currency is recorded at cost, using the first-in-first-out (“FIFO”) valuation method, less impairment. On June 30, 2022, and December 31, 2023, no balance in bitcoin was held, therefore no impairment assessment was necessary. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The reward for a bitcoin miner changes roughly every four years, or after every 210,000 blocks are mined and gets reduced by half each time, this whole process is called bitcoin halving. The last halving occurred on May 11, 2020, and reduced the reward per block to 6.25 BTC.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Through the fiscal period ended June 30, 2023, quarter ended December 31, 2023, and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

Equipment

Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of one (1) or two (2) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Equipment consists solely of bitcoin miners used in the operation. The equipment value is based on the cost and the potential impairment is reviewed periodically and as of June 30, 2023, a change in the estimated useful life from 7 years to 1 year and had no impairment of mining equipment. The depreciation expense for the six months ended December 31, 2023, was $14,948. There was no impairment during the quarter ended December 31, 2023, and mining equipment became fully depreciated resulting in there being no net book value at the quarter end.

Income taxes

The Company believes there are no taxes owed from inception to December 31, 2023, as it only incurred losses.

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

As of December 31, 2023, we had a net operating loss carry-forward of approximately $(6,568,584) and a deferred tax asset of $1,379,403, using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a valuation allowance of $(1,379,403). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On June 30, 2023, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2023	June 30, 2023
Deferred Tax Asset	$1,379,403	$1,260,111
Valuation Allowance	(1,379,403)	(1,260,111)
Deferred Tax Asset (Net)	$0	$0

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

There were outstanding warrants that could convert into 4,224,089 shares of common stock as of June 30, 2023, and on December 31, 2023, 5,384,089 At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred a net loss of $568,058 during the six months ended December 31, 2023, an accumulated deficit of $ 6,568,584 and a working capital deficit of ($ 794,645) as of December 31, 2023.

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

 NOTE 4. PRE-PAID CONSULTING

The Company issued shares to its directors and advisors for services to be performed at a future date. The common shares are recorded as issued and outstanding at the time they are granted, and the related share-based compensation expense is incurred as services are performed. Compensation expense not incurred is accounted for as prepaid consulting expense. On June 12, 2022, the Company issued 1,000,000 shares of common stock to advisors and directors for services to be provided at a future date. The shares were valued at $.46 per share, resulting in a value of $456,639, to be vested over a period of three years, for their services. On January 1, 2023, the Company issued 100,000 shares of the Company’s common stock to its Chief Financial Officer for services to be provided at a future date. The shares were valued at $.14 per share, resulting in a value of $14,000, to be vested over a period of 18 months. During the fiscal year ended June 30, 2023, the Company expensed $156,880 of this amount, which resulted in a prepaid consulting balance of $313,759. For the six months ended December 31, 2023, the Company expensed $80,773, which resulted in a prepaid consulting balance of $ 232,987.

NOTE 5. CRYPTOCURRENCIES

	Six months ended December 31, 2023	Fiscal year ended, June 30, 2023
Beginning balance	$-	$9,211
Increase
Value of bitcoin mined on the reward date	15,824	54,607
Realized gain (loss) on sale/exchange of bitcoin	-	1,030

		64,848
Decrease
Bitcoin used for operational expenses (Cost basis)	15,824	64,848
	-	-

Ending balance	$-	$-

NOTE 6. PROPERTY PLANT & EQUIPMENT MINING MACHINES

On August 24, 2022, the Company entered into a contract to purchase 20 Bitmain XJ S19 Pro 110 th and installation at Simple Mining in Iowa

Depreciation expenses amounted to $14,948 and $36,191 for the six months ended December 31, 2023, and 2022, respectively. On December 31, 2023, and June 30, 2023, balances were as follows:

	Estimated Life in years	December 31, 2023	June 30, 2023
Mining equipment	1	533,500	533,500

Less: Accumulated Depreciation		533,500	518,522

Fixed assets, net		-	14,948

NOTE 7. – RELATED PARTY TRANSACTIONS

Office space

The Company leases office space from its Chief Executive Officer at a cost of $250 per month. The term of the lease is for 365 days and ends on June 30, 2024. On December 31, 2023, $1,500 of rent expense was accrued and is included in Accounts Payable and Accrued Expenses.

Due to Related Parties

 As of December 31, 2023, and June 30, 2023, the company owed $390,000 and $132,000 respectively, due to related parties for Management fees.

As of December 31, and June 30, 2023, the Company owed Compensation payable of $112,838 and $351,800 respectively.

As of December 31, and June 30, 2023, the Company owed Board of Director fees of $ 72,000 and $12,000, respectively.

On January 30, 2023, entities affiliated with Timothy B. Ruggiero and Peter Chung each cancelled 900,000 and 1,000,000 shares respectively to treasury.

On July 1, 2023, the Company issued Frank Horkey a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation for management services.  As further inducement to settle these amounts owed as compensation, the Company agreed with Mr. Horkey to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 150,000 shares of the Company’s restricted common stock at $.75 per share any time prior to July 1, 2026.The balance owed on December 31, 2023, is $78,750. The shares from this transaction have not been issued as of the date of this report.

On July 1, 2023, the Company issued Lazarus Asset Management LLC a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation for management services. As further inducement to settle these amounts owed as compensation, the Company agreed with Lazarus to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 150,000 shares of the Company’s restricted common stock at $.75 per share any time prior to July 1, 2026.The balance owed on December 31, 2023, is $78,750. The shares from this transaction have not been issued as of the date of this report.

Legal contingencies

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. Management is not aware of any pending, threatened or asserted claims.

Notes payable

On March 24, 2023, the Company issued to a private investor a $50,000 Convertible Promissory Note bearing an interest rate of 5% per annum which was convertible at $.50 per share on June 30, 2023, at the discretion of the Company. As further inducement to purchase this Note, the investor received a warrant to purchase 100,000 shares of the Company’s restricted common stock exercisable at $.75 per share any time prior to March 24, 2026.The Company agreed with the noteholder to convert the note into 100,000 shares of restricted common stock. However, the note payable was not converted into shares as of the date of this report. Nevertheless, the Company agreed with noteholder that the debt would cease incurring interest after June 30, 2023.

On May 15, 2023, the Company issued to a private investor a $19,375 Convertible Promissory Note bearing an interest rate of 5% per annum which was convertible at $.50 per share on June 30, 2023, at the discretion of the Company. As further inducement to purchase this Note, the investor received a warrant to purchase 38,750 shares of the Company’s restricted common stock exercisable at $.75 per share any time prior to May 15, 2026. The Company agreed with the noteholder to convert the note into 100,000 shares of restricted common stock. However, the note payable was not converted into shares as of the date of this report. Nevertheless, the Company agreed with noteholder that the debt would cease incurring interest after June 30, 2023.

On September 25, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $20,000, which may be converted at $.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 shares of the Company’s restricted common stock and a warrant to purchase 40,000 shares of the Company’s restricted common stock exercisable at $.75 per share any time prior to September 25, 2026. The shares from this transaction have not been issued as of the date of this report.

On October 2, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $25,000, which may be converted at $.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 shares of the Company’s restricted common stock and a warrant to purchase 50,000 shares of the Company’s restricted common stock exercisable at $.75 per share any time prior to October2, 2026. The shares from this transaction have not been issued as of the date of this report.

See due to related parties section in Note 8 for additional information on senior secured convertible promissory notes issued on July 1, 2023, to Frank Horkey and Lazarus Asset Management, LLC.

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

On October 2, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $25,000, which may be converted at $.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 shares of the Company’s restricted common stock and a warrant to purchase 50,000 shares of the Company’s restricted common stock exercisable at $.75 per share any time prior to October 2, 2026. The shares from this transaction have not been issued as of the date of this report.

On December 6, 2023, the Company agreed to sell to a private investor 20,000 Units at a price of $.75 per Unit. Each Unit consists of one share of the Company’s restricted common stock and a warrant to purchase an additional share of the Company’s restricted common stock at a price of $1.50 any time prior to December 6, 2026. The shares from this transaction have not been issued as of the date of this report.

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

On May 26, 2022, the Company issued to Frank Horkey Class a C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 as part of his executive compensation during the 2022 fiscal year. These warrants vested on July 1,2022.

On May 26, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued Class C warrant to purchase 500,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 related to consulting services during fiscal 2022.This warrant vested on July 1, 2022.

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

Certain of the shares and warrants noted above were issued to Board Members, Advisory Board Members and Consultants for services to be rendered for periods subsequent to December 31, 2023. Amounts related to shares issued as compensation for services not yet performed are treated as prepaid consulting (current and non-current). The amounts will be recognized in subsequent periods as they are earned according to the Agreements.

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding June 30, 2021		187,500	$0.75	187,500	$0.75
Additions	Granted	3,497,833	1.50	1,247,833	1.50
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2022		3,685,333	$1.47	1,435,333	$1.47
Additions	Granted	400,002	1.50	1,983,335	1.50
Additions	Granted	138,750	0.75	138,750	0.75
	Rounding Adjustment	4	1.47	4	1.47
Additions
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2023		4,224,089	$1.47	3,557,422	$1.47
Additions	Granted	750,000	1.50	833,333	1.50
Additions	Granted	340,000	0.75	340,000	0.75
	Vested	-	-	-	-
Expired	Expired	-	$-	-	-
	Exercised	-	-	-	-
Outstanding September 30, 2023		5,314,089	$1.43	4,730,756	$1.42

Additions	Granted	20,000	$1.50	103,333	$1.50
Additions	Granted	50,000	0.75	50,000	0.75
Expired	Expired	-	$-	-	$-
	Exercised	-	-	-	-
Outstanding December 31, 2023		5,384,089	$1.42	4,884,089	$1.41

These warrants were valued using a Black Scholes calculation applying the following factors: a stock price of $.16, an exercise price of $1.50, a volatility of 160% and a risk-free interest rate of 5%.

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

No shares were issued in the quarter ended December 31, 2023.

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

RESULTS OF OPERATION

Quarter Ended December 31, 2023, Compared to Quarter Ended December 31, 2022

Our revenue for the three months ended December 31, 2023, was $2,912 compared to $11,958 for the same period in 2022.

Our revenue for six months ended December 31, 2023, was $15,824 compared to $37,787 for the same period.

Our net loss for the three months ended December 31, 2023, was ($224,192) compared to a net loss of ($182,813) for the same period in 2022.

Our net loss for the six months ended December 31, 2023, was ($568,058) compared to a net loss of ($1,006,762) for the same period in 2022.

During the three months ended December 31, 2023, we incurred operating expenses of $220,161 compared to $154,620 for the same period in 2022.  The increase in expenses was mainly due to an increase in shares issued for services and an increase in management and consulting fees.

During the six months ended December 31, 2023, we incurred operating expenses of $554,772 compared to $961,863 for the same period in 2022. The increase in expenses was mainly due to an increase in shares issued for services and an increase in management and consulting fees.

During the quarter ended December 31, 2023, we incurred interest expenses of $4,879 compared to $0 incurred during the quarter ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended December 31, 2023

As of December 31, 2023, our current assets were $158,082 and our current liabilities were $952,727, which resulted in a working capital deficit of ($794,645).

As of December 31, 2023, and 2022, our total liabilities were comprised entirely of current liabilities.

Cash Flows from Operating Activities

For the six months ended December 31, 2023, net cash flows used in operating activities was ($305,430) compared to ($183,054) for the same period in 2022.

Cash Flows from Investing Activities

For the six months ended December 31, 2023, net cash flows used in investing activities were $0 compared to $91,744 for the same period in 2022.

Cash Flows from Financing Activities

For the six months ended December 31, 2023, net cash flows from financing activities were $(282,723) compared to ($300,000) for the same period in 2022.

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

MATERIAL COMMITMENTS

Convertible Debentures

See due to related parties and notes payable section in Note 8 for additional information on convertible promissory note issued on March 24, 2023, May 15, 2023, July 1, 2023, September 25, 2023 and October 2, 2023.

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

GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred a net loss of $568,058 during the six months ended  December 31, 2023, an accumulated deficit of $6,568,584, and a working capital deficit of ($794,645) as of December 31, 2023. While the Company is attempting to generate greater revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is a substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues and raise capital.

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

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2023, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the six months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities.

On July 1, 2023, the Company issued Frank Horkey a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation. The Company agreed with Mr. Horkey to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 159,000 shares of the Company’s restricted common stock at $.75 per share at any time prior to July 1, 2026. The balance owed on December 31, 2023, is $76,875. The shares from this transaction have not been issued as of the date of this report.

On July 1, 2023, the Company issued Lazarus Asset Management, LLC a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation. The Company agreed with Lazarus to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 159,000 shares of the Company’s restricted common stock at $.75 per share at any time prior to July 1, 2026. The balance owed on December 31, 2023, is $76,875. The shares from this transaction have not been issued as of the date of this report.

On December 6, 2023, the Company agreed to sell to a private investor 20,000 Units at a price of $.75 per Unit. Each Unit consists of one share of the Company’s restricted common stock and a warrant to purchase an additional share of the Company’s restricted common stock at a price of $1.50 anytime prior to December 6, 2026. The shares from this transaction have not been issued as of the date of this report.

On October 2, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $25,000, which may be converted at $.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 shares of the Company’s restricted common stock and a warrant to purchase 50,000 shares of the Company’s restricted common stock exercisable at $.75 per share any time prior to October 2, 2026. The shares from this transaction have not been issued as of the date of this report.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated December 31, 2022, on Form 10-Q are included, or incorporated by reference, in this three months ended December 31, 2023, Report on Form 10-Q.

Exhibit No.	Description

3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on July 25, 2008
3.3	Bylaws, incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-1/A filed on August 31, 2022
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

TREX Acquisition Corp. a Nevada corporation

March 18, 2024	By:	/s/ John Bennet
John Bennet
	Its:	Chief Financial Officer

March 18, 2024	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 18, 2024	By:	/s/ John Bennet
John Bennet
	Its:	Chief Financial Officer

