Form 10-K
period 2024-06-30
T-REX Acquisition Corp.
filed 2024-11-21
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 000-56528

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2024, approximately $1,822.

As of date of filing November 20, 2024, there were 18,223,953 shares of the issuer’s common stock issued and outstanding (par value $.0001).

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

CERTIFICATIONS

Exhibit 31 –	Management certification

Exhibit 32 –	Sarbanes-Oxley Act

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

This annual report on Form 10-K (the “10-K”) includes the Company’s audited financial statements for the fiscal years ending June 30, 2024, and 2023.

T-REX Acquisition Corp is referred to herein as the “Company”, “us”, or “we”.

ITEM 1. BUSINESS

Description of Business

Cryptocurrency Mining and Virtual Asset Acquisition

For the fiscal year ending June 30, 2024, the Company has become an emerging technology company focused on the various verticals with the cryptocurrency industry and related intangible assets that are connected to distributed ledger technologies.  Through our wholly owned operating subsidiary, Raptor Mining LLC, a Florida Limited Liability Company (“Raptor Mining”), we are engaged in cryptocurrency mining, which is the process of receiving cryptocurrency rewards for securing particular distributed ledger platforms. As of June 30, 2024, we had two cryptocurrency mining locations, however, since March 2024, our mining operations were paused; the contracts for these two locations were subsequently terminated and a new contract was entered in October, 2024 to resume mining at a single location.

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

On February 17, 2022, the Company began to receive bitcoin rewards (or some fraction thereof) from the Bitcoin network. The Company generates revenue when it converts the Bitcoin rewards that it receives for mining into United States Dollars (“USD”). The Company’s first Bitcoin mining operation was located in Tampa, Florida. The Company has since contracted with Simple Mining LLC, a Cedar-Falls, Iowa-based provider of co-location Bitcoin mining hosting services.

Investing in our securities involves a high degree of risk. Prior to making a decision about investing in our securities, you should carefully consider the risk factors discussed in Section 1A, “Risk Factors”.

Subsidiaries

The Company is a holding which wholly owns the following subsidiaries: a Raptor Mining LLC, a Florida limited liability company (“Raptor Mining”); Megalodon Mining and Electric, LLC a Florida limited liability company (“Megalodon”); and TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”).

Raptor Mining’s operations include the Company’s cryptocurrency mining operations and virtual asset acquisitions. The Company formed Megalodon to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model is based on a company which has access to data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply, offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency consideration. As of the date of this Report, the Company has entered into a Non- Binding - Letter of Intent to acquire an established a co-location facility in Orofino, Idaho to consolidate its present mining operations and to expand into the co-location hosting market. There are no assurances that we will complete this purchase agreement or that we will be successful in our consolidated operations.

Additional Information

The Company is subject to the information requirements of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), and, in accordance therewith, files annual, quarterly, and special reports, proxy statements and other information with the Commission. The Commission maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The periodic reports, proxy statements and other information that the Company files with the Commission are available for inspection on the Commission’s website free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the Commission. The Company maintains a website at https://trex-acq.com/ where you may also access these materials free of charge. We have included our website address as an inactive textual reference only and the information contained in, and that can be accessed through, our website is not incorporated into and is not part of this report.

Employees & Employment Agreements

As of the date of this filing, T-REX has no employees, and two officers, Frank Horkey “Horkey”, the Company’s President and Michael Christiansen “Christiansen”, the Company’s Secretary and Treasurer.  John Bennett, our prior Chief Financial Officer, passed away in August 2024 at which time Frank Horkey became our Chief Financial Officer.

Competition

The cryptocurrency mining industry is highly competitive and rapidly evolving. The Company faces competition from both established and emerging companies, including publicly traded and private companies that have substantial financial resources, more extensive operating histories, and greater access to capital than we do.  Many of our competitors benefit from economies of scale and invest more in technology, infrastructure, and research and development, which enables them to operate more efficiently, secure mining equipment and energy at lower costs, and better withstand fluctuations in cryptocurrency prices. Additionally, some of our competitors have greater liquidity and access to capital markets, which allows them to expand their operations and respond more rapidly to market developments.

We define our principal competitors as other publicly traded bitcoin miners such as the following:

•	Marathon Digital Holdings, Inc.
•	Riot Platforms, Inc.
•	CleanSpark, Inc.
•	Hut 8 Mining Corp.
•	Hive Blockchain Technologies, LTD.
•	Iris Energy Limited

In this competitive landscape, we will experience challenges in maintaining or growing our market share and may be at a disadvantage in terms of pricing, energy costs, and access to high-performance mining hardware. Given the significant resources of our competitors, we may face heightened competition for mining equipment and access to low-cost energy sources, which could impact our profitability. Furthermore, as the industry continues to attract significant investment, competition may intensify, which could further impact our ability to remain competitive.

The Company’s ability to successfully compete will depend on several factors, including but not limited to, its ability to obtain adequate financing, maintain access to mining hardware, secure favorable energy arrangements, and effectively manage operational risks. Failure to compete effectively with these larger, more established entities could have a material adverse effect on our business, financial condition, and results of operations.

In the cryptocurrency mining sector, participation itself drives competition, as miners worldwide contribute hash power to earn fractional rewards. Competing mining operations vary significantly in infrastructure, operational strategies, equipment, cooling, and most critically, power costs. Competitors, from established to new players, all leverage different economies of scale and unique strategies to maximize their efficiency and revenue.

The Company’s potential revenue streams extend beyond direct cryptocurrency mining. Additional revenue opportunities include co-location hosting, equipment sales, infrastructure development, software-as-a-service (SaaS), power curtailments, renewable energy credits and others. Strategic partnerships with technology and financial firms also offer potential income growth, as do our consulting services for emerging ventures, along with potential pivots within the blockchain infrastructure space.

The Company may face challenges in securing mining equipment, accessing affordable energy resources, and scaling operations to remain competitive. Furthermore, fluctuations in cryptocurrency values and potential regulatory changes could impact financial projections and overall market dynamics.

ITEM 1A. RISK FACTORS

General Risks

We have a history of operating losses, and we may be unable to achieve or sustain profitability.

We have a history of unprofitable operations and losses. We expect to continue to incur losses for the foreseeable future. Our losses could increase as we continue to work to develop our business. There is no assurance that we will ever become profitable or consistently sustain profitability

We have an unproven business model

We have recently shifted our focus to our blockchain and cryptocurrency mining business, and we may be unsuccessful in this business.

Prior to July 2021, we did not have any operations. In July 2021, we pursued a blockchain and cryptocurrency related business. Currently, our primary operations are focused on our cryptocurrency mining business. The Company has entered into a Letter of Intent to acquire an established a co-location facility in Orofino, Idaho for the purposes of consolidating its present mining operations and to expand into the co-location hosting market. Our current strategy is new and unproven, is in an industry that is itself new and evolving and is subject to the risks discussed herein.

Although bitcoin is presently the most prominent cryptocurrency, another cryptocurrency could supplant it as the most prominent cryptocurrency, which could have a materially negative effect on the demand for bitcoin and, therefore, on its conversion spot price.

Emerging cryptocurrencies with advanced technology, greater efficiency, or better scalability could surpass Bitcoin in prominence. For instance, Ethereum’s smart contract capabilities or Solana’s transaction speed challenge Bitcoin’s position. Regulatory shifts or institutional adoption of competitors could further reduce Bitcoin’s demand. Additionally, environmental concerns surrounding Bitcoin’s Proof-of-Work mechanism may push users toward greener alternatives like Cardano. A loss of dominance could erode Bitcoin’s market value and diminish its network effect. Thus, Bitcoin’s continued prominence depends on its ability to adapt to evolving market and technological trends

The demand for bitcoin may fall for other reasons unknown to the Company.

The demand for Bitcoin could decline due to unforeseen factors beyond the Company’s awareness or control. These may include technological breakthroughs rendering Bitcoin obsolete, macroeconomic shift reducing interest in digital assets, or unexpected regulatory changes that limit its use. Social trends, such as charging preferences toward cryptocurrencies or innovations like Central Bank Digital Currencies (CBDCs), could also play a role. Additionally, security vulnerabilities may contribute to declining demand. The dynamic and unpredictable nature of the cryptocurrency market underscores the need to anticipate and adapt to such potential challenges.

The Company has acquired and deployed miners that make use of application-specific integrated circuit (ASIC) chips, which are currently designed exclusively for bitcoin mining; if the demand for bitcoin experiences a sustained, substantial reduction, and the conversion spot price of bitcoin falls correspondingly, we may be unable to continue to mine bitcoin profitably and we may be forced to reconfigure our existing miners or acquire replacement miners capable of mining other, more profitable cryptocurrencies.

The Company’s reliance on ASIC miners, designed exclusively for Bitcoin, poses a significant risk if Bitcoin’s demand and spot price experience a prolonged decline. Under such circumstances, mining Bitcoin could become unprofitable, potentially forcing the Company to halt operations, reconfigure existing miners, or invest in new equipment capable of mining alternative cryptocurrencies. These adjustments could lead to substantial losses. To mitigate this risk, the Company will closely follow market trends and responsiveness to changes in the bitcoin industry, we may also explore diversification strategies, including adaptable mining technology or investing in multiple cryptocurrencies, ensuring resilience against market fluctuations and reducing dependency on Bitcoin’s performance.

We would expect to incur significant costs in connection with reconfiguration or to acquire replacement miners

We would likely be unable to continue to operate our miners during a reconfiguration or replacement process. These added costs and a potential interruption to our business operations could have a material adverse effect on our business, which may negatively impact stock price.

If our energy provider, Clearwater Electric, cannot supply sufficient economical electric power for us to operate our new miners, we may be required to relocate some or all of our miners to alternate co-location facilities, which may have a less advantageous cost structure, and negatively impact our results of operations.

We expect to make a significant capital investment in new next generation miners because we believe we will be able to operate them to mine bitcoin and other cryptocurrencies at prices advantageous to us and purchasing our own co-location facility will provide economic advantages over our previous co-location customer model, however, if this does not result in a new cost structure that is beneficial to us, our results of operations will be negatively impacted. . Further, during our consolidation period, relocating our present mining operations to the new facility, we will not operate our miners and thus we will not generate revenue that we would have otherwise received.

Failure to effectively manage our growth could place strains on our managerial, operational, and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational, and financial resources and systems Any further growth or increase in the number of our strategic relationships may place additional strain on our managerial, operational, and financial resources and systems. If we fail to manage our growth effectively or to develop and expand our managerial, operational, and financial resources and systems, our business and financial results may be materially harmed.

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

These contributors may propose refinements or modifications to the Bitcoin network’s source code through software updates, which could change essential aspects of the Bitcoin network, such as transaction irreversibility and limits on new Bitcoin mining. Such proposals and discussions generally occur on online forums, making it challenging to anticipate or mitigate their impact in advance and could result in excessive costs and inefficiencies in operation. If these changes are accepted and implemented, they may adversely affect the value and functioning of our Bitcoin-related activities, can result in excessive costs for miners and inefficiencies in operations until more efficient systems are established.

The open-source structure of the Bitcoin network protocol may result in inconsistent or ineffective changes to the Bitcoin protocol; failed upgrades or maintenance to the protocol could damage the Bitcoin network, which could adversely affect our business and the results of our operations.

The Bitcoin network operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open-source project, Bitcoin is not governed by an official organization or authority. As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. Although the MIT Media Lab’s Digital Currency Initiative funds the current maintainer of the Bitcoin Core project on GitHub, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a digital asset network which we are mining may adversely affect our results of operations.

Our ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of our digital assets.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. We may move our digital assets to various exchanges to exchange them for fiat currency, which will require us to rely on the security protocols of these exchanges to safeguard our digital assets. While these exchanges purport to be secure malicious actors may be able to intercept our digital assets while we are in the process of selling them via such exchanges. Given the growth in their size and their relatively unregulated nature, we believe these exchanges will become a more appealing target for malicious actors. To the extent we are unable to identify and mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction, or other attacks, which could adversely affect our results of operations.

The limited rights of legal recourse available to us and our lack of insurance protection for risk of loss of our digital assets exposes us and our shareholders to the risk of loss of our digital assets for which no person may ultimately be held liable and we may be unable to recover our losses.

The digital assets we hold are not insured. Further, banking institutions will not accept our digital assets, and they are therefore not insured by the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Therefore, we may suffer losses to our digital assets which are not covered by insurance, and we may be unable to recover any of our carried value in these digital assets if they are lost or stolen or suffer significant and sustained reduction in conversion spot price. If we are not otherwise able to recover damages from a malicious actor in connection with these losses, our business and results of operations may be negatively impacted.

If regulatory changes or interpretations of our activities require our registration as a money services business (“MSB”) under the regulations promulgated by “FinCEN” (Financial Crime Enforcement Network- a division of the U.S. Department of the Treasury) under the authority of the U.S. Bank Secrecy Act, or otherwise under other federal or state laws, we may incur significant compliance costs, which could be cost prohibitive; if f we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and the results of our operations.

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

Such additional federal or state regulatory obligations may cause the Company to incur extraordinary expenses, possibly affecting an investment in the Shares in a material and adverse manner. Furthermore, the Company and its service providers may be incapable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If the Company is deemed to be subject to and determines not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate the Company or any subsidiary subject to such regulatory requirements. Any such action may adversely affect an investment in us.

Current status of the regulation of the exchange of bitcoin under the CEA by the CFTC is unclear; to the extent we become subject to regulation under the CFTC in connection with our exchange of bitcoin, we may incur additional compliance costs, which may be significant.

Current legislation, including the Commodities Exchange Act of 1936, as amended (the “CEA”) is unclear with respect to the exchange of bitcoin. Changes in the CEA or the regulations promulgated there under, as well as interpretations thereof and official promulgations by the Commodities Futures Tradition Commission (“CFTC”), which oversees the CEA, much like the SEC oversees the Securities Act and the Exchange Act, may impact the classification of bitcoin, and therefore may subject them to additional regulatory oversight by the CFTC.

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

Currently Bitcoin and other cryptocurrencies are not subject to regulation by in the United States by any federal banking or Federal Reserve regulatory agencies, but may do so in the future.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the impact of health and safety concerns, such as those relating to any future COVID-19 outbreak or other similar pandemics. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for bitcoin and our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our future success will depend in large part upon the value of bitcoin; if we are unable and if we are not able to mine Bitcoin and sell it at prices favorable to us, the results of our operations will suffer.

As previously disclosed, our operating results will depend in large part upon the value of bitcoin because it’s the primary cryptocurrency we currently mine. Specifically, revenues from our Bitcoin mining operations are based upon two factors: (1) the number of bitcoin rewards we successfully mine and (2) the value of bitcoin. In addition, our operating results are directly impacted by fluctuations in the value of bitcoin, because under ASU No. 2023-08 (effective December 15, 2024, early adoption permitted), the value of bitcoin is marked-to-market at each reporting period. The Company adopted this guidance in the quarter ended June 30, 2024.

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

On June 1, 2022, the Board of Directors amended the Company’s Articles of Incorporation to authorize, among other things, the issuance of up to 350,000,000 shares of common stock, with a par value of $0.0001 per share and 20,000,000 shares of blank check preferred stock with a par value of $0.001. As of June 30, 2024, we had 18,223,953 shares of common stock outstanding; however, we may issue additional shares of common stock in the future in connection with a financing or an acquisition. Any issuance of additional shares of our common stock, or securities convertible into our common stock, including but not limited to, warrants, options, and convertible promissory notes, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

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

Goodwill is evaluated for impairment on an annual basis or more frequently if impairment indicators are present. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes, or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period. The Company held no goodwill or other intangible assets at June 30, 2024, or 2023.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

In the ordinary course of our business, the Company is subject to cybersecurity threats and risk which it manages as an important component of its overall enterprise risk management and mitigation strategy. We use, store and process data for our customers, employees, partners and suppliers. We have not yet implemented a formal cybersecurity risk management program designed to identify, assess and mitigate risks from cybersecurity threats to this data, our systems and business operations. We intend to implement a cybersecurity risk management program before the end of 2024.

Cyber Risk Management and Strategy

Under the oversight of our Audit Committee, we intend to implement and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes would be integrated into our overall risk management processes. We intend to implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify and address cybersecurity risks. In support of this approach, it is expected that we would have a third-party security consultant implement processes to assess, identify and manage security risks to our company, including in the pillar areas of security and compliance, application security, infrastructure security and data privacy. This process, once implemented, would include regular compliance and critical system access reviews. In addition, we intend to conduct application security assessments, vulnerability management, penetration testing, security audits and ongoing risk assessments as part of our risk management process.

We expect to utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing. We intend to utilize well-known cloud-based technologies and service providers, such as Amazon AWS, Microsoft Office, and Google enterprise to provide protection against cybersecurity threats.

Further, we intend to put processes in place that would evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that would have access to our data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement and system monitoring.

Part of our intended program would be ongoing evaluation and enhancement of our systems, controls and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

Real Property and Offices

Our executive, administrative and operating offices were previously provided at no cost on a month-to-month basis to the Company by our President, Frank Horkey, and are located at 151 N Nob Hill Road, Suite 402, Plantation, FL 33324. The Company leases office space from its President at a cost of $250 per month. The term of the lease is for 1 year, ended on June 30, 2024, and was renewed on July 1, 2024, for an additional 1 year. On June 30, 2024, $3,000 of rent expense was accrued and is included in Accounts Payable and Accrued Expenses.

ASIC Cryptocurrency Mining Equipment and Other Material Property

As of June 30, 2024, the Company owned fifty (50) Bitmain S19 ASIC miners. The Company is actively seeking to purchase additional ASIC miners to scale the Company’s cryptocurrency mining operations and virtual asset acquisitions. These miners were fully depreciated as of June 30, 2024.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) MARKET INFORMATION

During the fiscal year ended June 30, 2024, our common stock is listed for quotation on the OTC Markets, Inc. “Pink” Tier (“Pink Sheets Exchange”) under the symbol “TRXA.”. On June 13, 2024, FINRA accepted the Company’s SEC Rule 15c211 application permitting the Company’s stock to have any inter-dealer quotations and all orders, to the extent orders exist, are quotes from solicited and unsolicited customer orders. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.

Quarter Ended	High Bid	Low Bid
June 30, 2024	$.16	$.16
March 31, 2024	$.16	$.16
December 31, 2023	$.16	$.16
September, 30, 2023	$.16	$.16
June 30, 2023	$.16	$.16

(B) HOLDERS

As of June 30, 2024, we have 106 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

(C) DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

Related Party Transactions

On August 6, 2021, the Company issued 450,000 shares of its common stock in exchange for the conversion of $45,000 of unpaid advisory compensation due to related parties. In addition, as satisfaction of an external Settlement Agreement with a related party, the Company issued 1,050,000 Founder's shares.

Shares Issued for Services

On June 12, 2022, Frank Horkey received 350,000 shares for acting in the capacity of President and Director related to his previous contract that expired December 31, 2019 and 250,000 shares of the Company’s common stock on July 1, 2022 for his Board position which has the following vesting periods: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; twenty thousand eight hundred thirty- three (20,833) shares vest quarterly for the fiscal year ended June 30, 2024 twenty thousand eight hundred thirty three (20,833 shares vest quarterly for the fiscal year ended June 30, 2025.

On June 12, 2022, Michael Christiansen received 250,000 shares of the Company’s common stock; vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon his signing a board member services agreement as of July 1, 2022;  twenty thousand eight hundred thirty- three (20,833) shares vest quarterly for the fiscal year ended June 30, 2024 twenty thousand eight hundred thirty three (20,833 shares vest quarterly for the fiscal year ended June 30, 2025.

On June 12, 2022, Squadron Marketing LLC received 250,000 shares of the Company common stock for serving on the Company’s Advisory Board with vesting provisions as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; twenty thousand eight hundred thirty- three (20,833) shares vest quarterly for the fiscal year ended June 30, 2024 twenty thousand eight hundred thirty three (20,833 shares vest quarterly for the fiscal year ended June 30, 2025.

On June 12, 2022, Lazarus Asset Management LLC received 250,000 shares of the Company common stock for serving on the Company’s Advisory Board with vesting as provisions as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; twenty thousand eight hundred thirty three  (20,833) shares vest quarterly the fiscal year ended June 30, 2024 twenty thousand eight hundred thirty three  (20,833 shares vest quarterly for the fiscal year ended June 30, 2025.

During the year ended June 30, 2022, the Company issued 1,182,009 shares of the Company’s common stock for the conversion of $118,050 related to party payables.

On June 12, 2022, James Marshall III received 75,000 shares of the Company’s common stock for serving as the Company’s technical consultant for fiscal 2023.  His shares are now fully vested, and the contract has not been renewed.

On June 15, 2022, John Bennet received 50,000 shares of the Company’s common stock for extending his consulting contract through fiscal year end 2023. On February 12, 2023, Mr. Bennet received an additional 100,000 shares of the Company’s common stock for assuming the role of the Company’s Chief Financial Officer through fiscal year ended June 30, 2024. As noted above, Mr. Bennet passed away subsequent to our fiscal year end.

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

The Registration Rights Agreements

On November 10, 2021, in connection with the closing of the transactions contemplated by the Securities Purchase Agreement, we entered into Registration Rights Agreements with the selling stockholders who are parties to the Securities Purchase Agreement. With respect to the selling stockholders who are party to the Securities Purchase Agreement, we are obligated to file a registration statement registering the resale of (i) their Warrant Shares, (ii) any Shares issuable under the terms of the Securities Purchase Agreement, and (iii) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization, or similar event with respect to the foregoing. The Company deemed the private placement officially closed in May 2022.

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

Warrants Issued to Management and Consultants

On July 1, 2021, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a Class C warrant to purchase 250,000 and 200,000 shares respectively, of the Company’s common stock for consulting services, over a period of three years at an exercise price of $1.50, commencing on September 8, 2022, the effective date of the Company’s registration statement.

On May 26, 2022, the Company issued to Frank Horkey Class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement as part of his executive compensation during the 2021 fiscal year. (G)

On May 26, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued Class C warrant to purchase 500,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement related to consulting services during fiscal 2022. (H)

On June 25, 2022, Horkey and Christiansen were each issued a Class C warrants to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement for serving on the Company’s Board of Directors for the upcoming 2023 fiscal year. (I)

On June 25, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a class C warrant to purchase 250,000 shares of the company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of the Company’s registration statement for serving on the Company’s Advisory Board for the upcoming 2023 fiscal year. (J)

All of the above offerings and sales were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(a)(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information as requested ; (d) where applicable, the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) where applicable, a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2024, we have no formal equity compensation plans which authorize the issuance of our equity securities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The following is management’s discussion and analysis (|MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of our business conditions, results of operations, liquidity and capital resources and contractual obligations. We did not have any off-balance sheet arrangements as of June 30, 2024, or 2023.

The discussion and analysis of our financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or “US GAAP”). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Background

The Company’s current operations are relatively new and involve an unproven business model. We have not generated any significant revenue to date and we have incurred recurring losses. . Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Trends and Uncertainties

Cryptocurrencies are highly volatile, which introduces risks in asset valuation and revenue predictability. Significant price drops can impact transaction volumes and lead to liquidity challenges, especially for firms holding substantial digital assets.

With reduced market liquidity on some centralized exchanges and the migration to decentralized exchanges, firms may face difficulty executing large transactions without significant price impacts. This liquidity risk can be especially impactful for companies that rely on large or frequent trades

Users increasingly favor DeFi protocols for financial services, reducing reliance on centralized exchanges and traditional custody providers. This shift could threaten companies that primarily operate as intermediaries.

The cryptocurrency industry is a prime target for cyberattacks, including exchange hacks, phishing schemes, and smart contract exploits. The rapidly evolving nature of blockchain technology can make systems vulnerable to new types of attacks.

The technology underpinning cryptocurrencies and DeFi protocols is still developing. Interoperability challenges across different blockchain networks, as well as the potential for bugs or failures in widely used protocols, can disrupt operations and erode user trust

Rising interest rates and inflation could impact investor demand for cryptocurrency as a speculative asset, while also influencing operational costs. Many investors view cryptocurrencies as alternative assets, so inflation or economic downturns may reduce interest in speculative investments.

Proof-of-Work cryptocurrencies (e.g., Bitcoin) face increasing scrutiny over their energy consumption. ESG concerns could lead to investor divestment or regulatory restrictions, particularly in regions aiming to meet strict carbon emissions targets.

Companies that do not adapt to environmentally friendly practices, such as moving to Proof-of-Stake models, may face reputation and compliance risks in the future as ESG considerations influence customer preferences and regulatory actions

RESULTS OF OPERATION

For the Year Ended June 30, 2024, Compared to Year Ended June 30, 2023

Revenues for the year ended June 30, 2024, were approximately $15,824 compared to $55,637 for the year ended June 30, 2023, a decrease of $39,813 or 72%. The decrease in revenues is primarily attributable to a consolidation of our mining operations in a co-location facility that we would own. Accordingly, mining activity was halted while operational changes were made.

Cost of revenue for the year ended June 30, 2024, was $30,258 compared to $572,218 for the year ended June 30, 2023. The $541,960 decrease in the cost of revenue was due to a reduction in operational costs, as the Company combined its operations and equipment from two mining facilities to one mining facility and took the miners out of service for a period of 6 months during the fiscal year ended June 30, 2024. Additionally, the Company incurred significant depreciation expense in 2023 from its revision of the mining equipment’s estimated useful life from seven years to one year, resulting in minimal asset value remaining during the fiscal year ended June 30, 2024, and minimal depreciation expense to incur. This change in estimated life during fiscal year ended June 30, 2023, was prompted by a sustained decline in the fair value of bitcoin and the industry’s projection that the useful life of the equipment could potentially be 1 year.

Our net loss for the year ended June 30, 2024, was $1,007,654 compared to a net loss of $1,839,770 during the year ended June 30, 2023. The $832,116 decrease in the net loss is primarily attributable to a substantial decrease in stock-based compensation issued for services and a decline in depreciation expense from the fiscal year ended June 30, 2023, to June 30, 2024, due to its revision of the mining equipment’s estimated useful life from seven to one year.

During the year ended June 30, 2024, we incurred operating expenses of $966,179 compared to $1,321, 423 incurred during the year ended June 30, 2023. The $355,244 is primarily attributable to a decrease in stock-based compensation issued for services.

During the year ended June 30, 2024, we incurred interest expense of $27,041, out of which, interest expense of $2,131 was incurred on an unpaid vendor payable balance and $24,910 was incurred as interest expense on notes payable, compared to $1,766 during the year ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended June 30, 2024

As of June 30, 2024, our current assets are $152,249 and our current liabilities are $1,259,444, which resulted in a working capital deficit of $1,107,195. As of June 30, 2023, our current assets are $185,455 and our current liabilities are $629,038, which resulted in a working capital deficit of $443,583.

As of June 30, 2024, and June 30, 2023, our total liabilities are $1,259,444 and $629,038, respectively and are comprised entirely of current liabilities, representing increased liabilities of $630,406.

Cash Flows from Operating Activities

For the year ended June 30, 2024, net cash flows used in operating activities was $626,479 compared to net cash flows used in operating activity of $188,196 for the same period in 2023, representing increased net cash flows used in operating activities of $438,283.

Cash Flows used by Investing Activities

For the year ended June 30, 2024, net cash flows used by investing activities was $0 and June 30, 2023, net cash flows used by investing activities was $88,000.

Cash Flows from Financing Activities

For the year ended June 30, 2024, and June 30, 2023, our net cash flows provided by financing activities were $602,606 and $300,001, respectively, representing increased net cash flows by financing activities of $302,605.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded from (a) revenues through the sales of bitcoin and other cryptocurrency sales; and (b) sales of our restricted common stock. Our working capital requirements are expected to increase commensurate with our business growth.

Our principal demands for funding are to increase business operations and for general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to future business operations, and the expansion of our business, through cash flow provided by funds raised through proceeds from the issuance of debt or equity.

MATERIAL COMMITMENTS

The Company, through its wholly owned subsidiary Raptor Mining, previously had contracts with two co-location cryptocurrency mining facilities. These facilities provided the Company with electricity and maintenance of our Crypto miner hardware. Since the period ended June 30, 2023, the Company has consolidated its mining operations to one facility.

PURCHASE OF SIGNIFICANT EQUIPMENT

In anticipation of completing the acquisition of the Orofino ID facility, the Company has applied for lease financing for the purposes of securing 275 latest generation ASIC 270 terrahache miners over the next sixty days. Pricing for ASIC miners is generally directly related to the price of bitcoin; as of the date of this Annual Report, these particular ASIC miners cost between $8,500 and $9,000 per ASIC miner. Our planned lease of these miners is subject to our financial ability to do so and/or to obtain equity financing to pay for the ASIC miners.

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

GOING CONCERN

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenue sufficient to cover our operating expenses and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit on June 30, 2024, and 2023 of $7,008,181 and $6,000,527, respectively. Net losses for fiscal years ended June 30, 2024, and 2023 were $1,007,654 and $1,839,770, respectively. Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. In its report on our financial statements for the years ended June 30, 2024, and 2023 our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Under ASU No. 2023-08, effective December 15, 2024, with early adoption permitted, companies are required to mark bitcoin and similar digital assets to market at each reporting period. This guidance ensures the bitcoin holdings are recorded at fair market value, reflecting any unrealized gains or losses at the end of each period. The Company adopted this new accounting standard early, as of the quarter ending June 30, 2024, to enhance the transparency of its financial reporting. This adoption aligns with evolving regulatory practices surrounding digital assets and provides stakeholders with timely and relevant information on asset valuation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

T‐Rex Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of T‐Rex Acquisition Corp. and its subsidiaries (“the Company”, “T‐Rex”) as of June 30, 2024, and 2023, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended June 30, 2024, and 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and 2023, and the results of its operations and its cash flows for the years ended June 30, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Complex Accounting Treatments ‐ Stock Warrants Valuation

Description of the Matter:

As discussed in Notes 2 and 12 the Company has stock warrants, which require fair value calculations that are complex and subject to critical judgment.

How the Critical Audit Matter Was Addressed in the Audit:

We examined stock warrants agreements that were issued as compensation, tested inputs used in the Black‐Scholes calculation by agreeing terms to the agreements, market information on third‐party sites, and recalculated the stock warrant’s fair value and stock‐based compensation expense based on the vesting of warrants.

Complex Accounting Treatments ‐ Stock based compensation

Description of the Matter:

As discussed in Notes 2 and 12 the Company has stock‐based compensation which is recognized as expensed ratably over the requisite service period/vesting period, which requires fair value calculations and subject to critical judgment.

How the Critical Audit Matter Was Addressed in the Audit:

We examined management agreements for issuance of stock, verified the grant date and vesting period and recalculated the stock’s fair value and stock‐based compensation expense.

/S/ INTEGRITAT CPA (PCAOB ID 6624)

We have served as the Company’s auditor since 2022.

Boca Raton, Florida

November 18, 2024

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023

ASSETS
CURRENT ASSETS:
Cash	$36	$23,909
Prepaid consulting - current	152,213	161,546
TOTAL CURRENT ASSETS	152,249	185,455
NON-CURRENT ASSETS:
Plant and equipment, net	-	14,948
Prepaid consulting - noncurrent	-	152,213

TOTAL NON-CURRENT ASSETS	-	167,161

TOTAL ASSETS	$152,249	$352,616

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$57,950	$63,713
Due to related party- accrued compensation	664,430	495,800
Due to related party- advances	13,602	-
Notes payable - related parties	369,126	-
Note payable - unrelated parties	134,375	69,525
Interest payable, unrelated party	4,961	-
Deposit payable	15,000	-
TOTAL CURRENT LIABILITIES	1,259,444	629,038

TOTAL LIABILITIES	1,259,444	629,038

Commitments and contingencies (Note 9)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 350,000,000 shares and 18,223,953 and 18,223,953 issued and outstanding as of June 30, 2024, and 2023, respectively	1,822	1,822
Additional paid in capital	5,899,164	5,722,283

Accumulated deficit	(7,008,181)	(6,000,527)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,107,195)	(276,422)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$152,249	$352,616

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30,

	2024	2023
REVENUE
Mining Revenue	$15,824	$54,607
Realized Gain (Loss) on sale/exchange of Bitcoin	-	1,030
Total revenues	$15,824	$55,637

Cost of goods sold
Depreciation	14,948	494,685
Hosting	11,810	65,233
Contract Labor	-	8,800
Environmental expense	3,500	3,500
Total cost of goods sold	30,258	572,218

Gross Profit (Loss)	(14,434)	(516,581)

Expenses
Transfer Agent and Filing Fees	32,214	20,445
Professional Fees	79,625	69,687
Management and Consulting Fees	498,000	541,500
Share based compensation	338,427	647,024
Administration Fees	17,913	42,767
Total operating expenses	966,179	1,321,423

Loss from Operations	(980,613)	(1,838,004)

Other income (expenses):
Interest expense	(27,041)	(1,766)
Total other income (expenses)

Loss Before Income Taxes	(1,007,654)	(1,839,770)

Net Loss	$(1,007,654)	$(1,839,770)

Basic and Dilutive Net Loss Per Share	$(0.06)	$(0.10)

Basic and Dilutive - Weighted average number of common shares outstanding	18,223,953	18,831,350

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended June 30, 2024, and 2023

	Common Stock at Par $0.0001		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	TOTAL

Balance June 30, 2021	14,669,106	1,467	2,818,968	(2,866,559)	(46,124)

Shares issued for related party debt conversion	1,500,000	150	44,850		45,000
Share based expense for warrants issued		-	770,850		770,850
Shares issued for subscriptions	747,837	75	560,800		560,875
Shares issued for services	1,475,000	148	604,602		604,750
Shares issued for debt conversion	1,182,009	118	117,932		118,050

Net Loss	-	-	-	(1,294,198)	(1,294,198)
Balance June 30, 2022	19,573,952	$1,958	$4,918,002	$(4,160,757)	$759,202

Shares Surrendered	(1,900,000)	(190)	190		-
Shares Issued for Services	150,000	15	20,985		21,000
Shares issued for cash	400,001	40	299,961		300,001
Share based expense for warrants issued		-	483,145		483,145

Net Loss	-	-	-	(1,839,770)	(1,839,770)
Balance June 30, 2023	18,223,953	1,822	5,722,283	(6,000,527)	(276,422)

Share based expense for warrants issued	-	-	176,881		176,881
					-
Net Loss	-	-	-	(1,007,654)	(1,007,654)
Balance June 30, 2024	18,223,953	1,822	5,899,164	(7,008,181)	(1,107,195)

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended June 30,

	2024	2023
OPERATING ACTIVITIES
Net Loss	$(1,007,654)	$(1,839,770)
Adjustments to reconcile net loss to net cash used in operating activities
Share based expense for warrants issued	338,427	647,024
Cost of goods sold - depreciation expense	14,948	494,685

Changes in assets and liabilities:
Crypto currency held	-	9,211
Other assets	-	10,570
Accounts payable and accrued expenses	(5,763)	44,759
Interest payable to third parties	4,961	-
Advances payable to related parties	13,602	69,525
Balances owed to related parties		375,800
Deposit payable	15,000
Net cash used in operating activities	(626,479)	(188,196)

INVESTING ACTIVITIES:
Purchase of Equipment	-	(88,000)
Net cash used in investing activities	-	(88,000)

FINANCING ACTIVITIES:
Shares issued for cash	-	300,001
Net proceeds in related party debt	168,630
Proceeds from issuance of note payable - related parties	369,126	-
Proceeds from issuance of note payable - unrelated parties	64,850	-
Net cash provided by financing activities	602,606	300,001
NET INCREASE (DECREASE) IN CASH	(23,873)	23,805

CASH AT BEGINNING OF PERIOD	23,909	104

CASH AT END OF PERIOD	$36	$23,909

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

Supplemental Non-Cash Investing and Financing Activities	$-	$-
Adjustment in par value from $0.001 to $0.0001	$-	$17,616
Surrender of shares	$-	$190.00
Shares issued for related party debt conversion	$-	$-
Shares issued and recorded as prepaid expense	$-	$-

The accompanying notes are an integral part of these financial statements.

T-REX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2024, the Company is a holding company with the following subsidiaries: Raptor Mining LLC, a Florida limited liability company (“Raptor Mining”); and TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”). On July 1, 2022, we incorporated Megalodon Mining and Electric, LLC, a Florida limited liability company (“Megalodon”).

2020 TRXA Merger Sub Inc.

On March 13, 2020, the Company incorporated the Merger Sub in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s President currently serves as the sole officer and director of the Merger Sub.

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

Determination of Bad Debts

The Company’s policy is to analyze the collectability of Accounts and Notes Receivable on a monthly basis to determine whether any allowance for doubtful accounts is necessary. Once the allowance has been determined the offset is booked to bad debt expense and subsequently if the account is deemed to be a bad debt, it is written off the e allowance for doubtful accounts. The Company currently has no accounts receivable.

Principles of Consolidation

As of June 30, 2024, the accounts include those of the Company and its 100% owned subsidiaries, T-REX Merger Sub, Raptor Mining Megalodon Mining and Electric. T-REX Merger Sub, Megalodon Mining and Electric, LLC are inactive entities with no account balances. All intercompany transactions have been eliminated.

On March 13, 2020, the Company incorporated Merger Sub in order to facilitate the acquisition of a pre-revenue Software-as-a-Service internet platform business. The Company’s President currently serves as the sole officer and director of the Merger Sub. As of the date of this filing, neither the Company nor the Merger Sub have entered into a definitive agreement or non-binding letter of intent to acquire a company. On July 9, 2021, the Company organized Raptor Mining, which currently generates revenues via its operating business. On July 1, 2022, the Company formed Megalodon to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model is based on a company, which has access to data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply, offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency consideration.

As of the date of this filing, the Company has entered into a Letter of Intent to acquire an established co-location facility in Orofino, Idaho for the purposes of consolidating its present mining operations and to expand into the co-location hosting market.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

	Level 1	Level 2	Level 3	Total
Note Payable (unrelated parties) – June 30, 2023	$-	$-	$69,525	$69,525

	Level 1	Level 2	Level 3	Total
Note Payable (related parties) – June 30, 2024	$-	$-	$369,126	$369,126

Note Payable (unrelated parties) - June 30, 2024	$-	$-	$134,375	$134,375

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements as of June 30, 2024.

The assets and liabilities recorded on the balance sheet approximate their fair value.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features (such as conversion features) that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The Company had convertible notes with derivative values determined as $0, on June 30, 2024, and 2023, principally due to its stock price and volatility.

Digital currencies - Bitcoin

The Company applies accounting for digital assets in accordance with the AICPA Practice Aid "Accounting for and Auditing of Digital Assets", the guide is dated as of June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, which is effective for periods after June 15, 2022, which are the current nonauthoritative guidance for accounting for digital assets under U.S. generally accepted accounting principles (GAAP). The AICPA Practice Aid is non-authoritative guidance that represents the views of the Digital Assets Working Group and AICPA staff. There is currently no official pronouncement or authoritative guidance on accounting for digital assets and digital asset transactions. The Company held no digital assets on June 30, 2024, or 2023. On June 30, 2022, bitcoin balance held was valued at $9,211. Under ASU No. 2023-08, effective December 15, 2024, with early adoption permitted, companies are required to mark bitcoin and similar digital assets to market at each period and eliminate the need for impairment testing. This guidance ensures that bitcoin holdings are recorded at fair market value, reflecting any unrealized gains or losses at the end of each period. The Company adopted this new accounting standard early, as of the quarter ending June 30, 2024, to enhance the transparency and accuracy of its financial reporting. The reward for a bitcoin miner changes roughly every four years, or after every 210,000 blocks are mined and gets reduced by half each time, this whole process is called bitcoin halving. The last halving occurred on May 11, 2020, and reduced the reward per block to 6.25 BTC.

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

The Company operates in an emerging industry for which limited data is available to make estimates on the useful economic lives of specialized mining equipment. The equipment could become obsolete within less time than other equipment due to it being specialized, as new technology still being developed and improved. Plant and equipment, which represent mining equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Prior to the fiscal year June 30, 2023, management determined the expected useful life of mining machines as 7 years. During the fiscal year ended June 30, 2023, management has reassessed that the mining machines’ useful life to 1-year rather than 7 years, consistent with current industry research and publications on bitcoin machines. The change in the estimated useful life was accounted for prospectively by updating the accumulated depreciation and incurring the related depreciation expense in the fiscal year ended June 30, 2024.

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

Crypto asset transaction verification is the output generated from the Company's ordinary activities under its mining pool contract. The consideration the Company receives is a bitcoin reward, which the Company measures at fair value on the date awarded. Rewards are earned when the Company successfully places a block (by being the first to solve an algorithm). As a result, the Company receives confirmation from the mining pool of the block placed and rewards earned. The Company uses the quoted price of the bitcoin at closing, on the date the coin is mined to value its reward/s. There is no significant financing component in these transactions. Expenses associated with running the digital currency mining business, such as rent, mining equipment depreciation, and electricity costs are also recorded as cost of revenue.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Through June 30, 2024, and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

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

As of June 30, 2024, we had a net operating loss carry-forward of approximately $(7,008,181) and a deferred tax asset of $1,471,718 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a valuation allowance of $(1,471,718). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On June 30, 2024, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2024	June 30, 2023
Deferred Tax Asset	$1,471,718	$1,260,111
Valuation Allowance	(1,471,718)	(1,260,111)
Deferred Tax Asset (Net)	$0	$0

Due to the changes the Tax Reform Act of 1986 and the Tax Cut and Jobs Act of 2017, net operating loss carryforwards for Federal Income tax reporting purposes are subject to additional limitations. Should certain changes in ownership occur, our net operating loss carryforwards may be limited to use in future years. In addition, tax rates on corporations were reduced and certain other deductions limited. These changes may affect the income tax benefit calculation and related allowance during subsequent fiscal years. The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company incurred a loss for the fiscal years ended June 30, 2024, and 2023 and has not filed tax returns for either year. The Company has not received any notifications from the IRS. Reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

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

There were outstanding warrants that could convert into 8,999,089 shares of common stock as of June 30, 2024. At the end of both periods the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

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

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $7,008,181 and a working capital deficit of $1,107,195 on June 30, 2024. Net losses for fiscal years ended June 30, 2024 and 2023 were $1,007,654 and $1,839,770, respectively.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, raise additional capital and generate revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 NOTE 4. PRE-PAID CONSULTING

The Company issued shares to its directors and advisors for services to be performed at a future date. The common shares are recorded as issued and outstanding at the time they are granted, and the related share-based compensation expense is incurred as services performed. Compensation expense not incurred is accounted for as prepaid consulting expense. On June 12, 2022, the Company issued 1,000,000 restricted shares of common stock to advisors and directors for services to be provided at a future date. The shares were valued at $0.46 per shares, to be vested over a period of three years, for their services, resulting in a value of $456,639. On January 1, 2023, the Company issued 100,000 restricted shares of the Company’s common stock to its Chief Financial Officer for services to be provided at a future date. The shares were valued at $0.14 per share, to be vested over a period of 18 months, resulting in a value of $14,000. During the fiscal year ended June 30, 2024, the Company expensed $161,546 of this amount, which resulted in a prepaid consulting balance of $152,213.

NOTE 5. CRYPTOCURRENCIES

	June 30, 2024	June 30, 2023
Beginning balance	$-	$9,211
Increase
Value of bitcoin mined on the reward date	15,824	54,607
Realized gain (loss) on sale/exchange of bitcoin	-	1,030
	15,824	64,848
Decrease
Bitcoin used for operational expenses (Cost basis)	15,824	64,848
	15,824	64,848

Ending balance	$-	$-

NOTE 6. PROPERTY PLANT & EQUIPMENT – MINING MACHINES

On August 24, 2022, the Company entered into a contract to purchase 20 Bitmain XJ S19 Pro 110 th and installation at Simple Mining in Iowa. During the 2024 fiscal year, the Company wrote off $0 of mining equipment determined to be impaired.

Depreciation expenses amounted to $14,948 and $494,685 for the years ended June 30, 2024, and 2023, respectively. On June 30, 2024, and 2023 the balances were as follows:

	Estimated Life in years	June 30, 2024	June 30, 2023
Mining equipment	1	$533,500	$533,500

		533,500	518,522

Less: Accumulated Depreciation
		$-	$14,948
Fixed assets, net

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the year the Company accrued amounts owed to vendors and certain other accrued expenses, which were comprised of the following:

	June 30, 2024	June 30, 2023
Vendor Payables
Marketing and promotional costs	$4,163	$4,163
SEC regulatory cost	5,000	904
Professional fees	3,103	26,388
Crypto operation costs	8,969	-

Vendor Payables (related parties)
Reimbursable costs	15,214	22,758
Compensation	18,000	6,000

Vendor Accruals
Environmental cost	3,500	3,500

Accounts Payable & Accrued Liabilities	$57,950	$63,713

The Company’s trade payables are generally short term, due on demand or with an obligation to pay within less than 365 days. Approximately 80% of trade payables is outstanding for more than 90 days.

NOTE 8. RELATED PARTY TRANSACTIONS

Office space

Our executive, administrative and operating offices were previously provided at no cost on a month-to-month basis to the Company by our President, Frank Horkey, and are located at 151 N Nob Hill Road, Suite 402, Plantation FL 33324. The Company leases office space from its President at a cost of $250 per month. The term of the lease is for 365 days and ends on June 30, 2024. On June 30, 2024, $3,000 of rent expense was accrued and is included in Accounts Payable and Accrued Expenses.

Due to Related Parties

On August 6, 2021, the Company issued 450,000 restricted shares of its common stock in exchange for the conversion of $45,000 of unpaid advisory compensation due to related parties. In addition, as satisfaction of an external Settlement Agreement between Peter Simone/Corporate Capital Group, LTD and the related parties, the Company issued 1,050,000 Restricted Founder’s shares.

As of June 30, 2024, and June 30, 2023, the Company owed $480,000 and $300,000,000 respectively, due to related parties for Management advisory fees.

As of June 30, 2024, and June 30, 2023, the Company owed Management Compensation payable of $88,430 and $147,800 respectively.

As of June 30,2024, and June 30, 2023, the Company owed Board of Director fees of $ 96,000 and $48,000, respectively.

On January 30, 2023, entities affiliated with Timothy B. Ruggiero and Peter Chung each cancelled 900,000 and 1,000,000 shares respectively to treasury.

On July 1, 2023, the Company issued Frank Horkey a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $0.50 per share to partially settle amounts owed as compensation for management services. As further inducement to settle these amounts owed as compensation, the Company agreed with Mr. Horkey to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 150,000 shares of the Company’s restricted common stock at $0.75 per share any time prior to July 1, 2026.  On January 1, 2024, this note of $75,000 along with accrued interest of $3,750 was cancelled and a new Senior Secured Convertible Promissory Note of $78,750 was issued bearing an interest rate of 10% per annum which was convertible at $0.50 per share. As further inducement to settle these amounts owed as compensation, the Company agreed with Mr. Horkey to issue 78,750 shares of the Company’s common stock and a warrant to purchase 157,500 shares of the Company’s common stock at $0.75 per share any time prior to January 1, 2027. The balance owed on June 30, 2024, is $82,688. The shares from this transaction have not been issued as of the date of this report.

On July 1, 2023, the Company issued Lazarus Asset Management LLC (“Lazarus”) a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $0.50 per share to partially settle amounts owed as compensation for management services. As further inducement to settle these amounts owed as compensation, the Company agreed with Lazarus to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 150,000 shares of the Company’s restricted common stock at $0.75 per share any time prior to July 1, 2026. On January 1, 2024, this note of $75,000 along with accrued interest of $3,750 was cancelled and a new Senior Secured Convertible Promissory Note of $78,750 was issued bearing an interest rate of 10% per annum which was convertible at $0.50 per share. As further inducement to settle these amounts owed as compensation, the Company agreed with Lazarus to issue 78,750 shares of the Company’s common stock and a warrant to purchase 157,500 shares of the Company’s common stock at $0.75 per share any time prior to January 1, 2027. The balance owed on June 30, 2024, is $82,688. The shares from this transaction have not been issued as of the date of this report.

On February 9, 2024, the Company issued Sparta Road Ltd. C/o Timothy B Ruggiero a $50,000 Senior Secured Convertible Promissory Note bearing an interest rate of 5% per annum which is convertible at $0.25 per share. As an incentive to make this loan, Sparta Road Ltd. received 100,000 shares of the Company’s restricted common stock. This Note was issued in exchange for advances made by Sparta Road Ltd. to cover certain expenses of the Company. The balance owed on June 30, 2024, is $50,349. The shares from this transaction have not been issued as of the date of this report.

On April 1, 2024, the Company issued  Frank Horkey a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $0.50 per share to partially settle amounts owed as compensation for management services. As further inducement to settle these amounts owed as compensation, the Company agreed with  Horkey to issue 75,000 restricted shares of the Company’s restricted common stock and a warrant to purchase 150,000 shares of the Company’s restricted common stock at $0.75 per share any time prior to April 1, 2027.

On April 1, 2024, the Company issued Lazarus a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $0.50 per share to partially settle amounts owed as compensation for management services. As further inducement to settle these amounts owed as compensation, the Company agreed with Lazarus to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 150,000 shares of the Company’s restricted common stock at $0.75 per share any time prior to April 1, 2027.

In addition, certain shareholders have advanced a total of $13,602 to the Company to cover operating expenses. These amounts are noninterest bearing, unsecured and have no repayment terms.

 NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal contingencies

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. Management is not aware of any pending, threatened or asserted claims. Through June 30, 2024, and through the date of filing, there have been no intervening lawsuits, claims or judgments filed.

See other commitments and contingencies under “NOTE 8. RELATED PARTY TRANSACTIONS”, “NOTE 10. NOTES PAYABLE” and “NOTE 13. SUBSEQUENT EVENTS”.

NOTE 10. NOTES PAYABLE

On March 24, 2023, the Company issued to a private investor a $50,000 Convertible Promissory Note bearing an interest rate of 5% per annum which was convertible at $0.50 per share on June 30, 2023, at the discretion of the Company. As further inducement to purchase this Note, the investor received a warrant to purchase 100,000 shares of the Company’s restricted common stock exercisable at $0.75 per share any time prior to March 24, 2026. The Company agreed with the note holder to convert the note into 100,000 shares of restricted common stock. However, the note payable was not converted into shares as of the date of this report. Nevertheless, the Company agreed with note holder that the debt would cease incurring interest after June 30, 2023. The principal balance owed at June 30, 2024 was $50,000. The note’s accrued interest on June 30, 2024, and 2023 was $35 and $35 respectively.

On May 15, 2023, the Company issued to a private investor a $19,375 Convertible Promissory Note bearing an interest rate of 5% per annum which was convertible at $0.50 per share on June 30, 2023, at the discretion of the Company. As further inducement to purchase this Note, the investor received a warrant to purchase 38,750 shares of the Company’s restricted common stock exercisable at $0.75 per share any time prior to May 15, 2026. The Company agreed with the note holder to convert the note into 100,000 shares of restricted common stock. However, the note payable was not converted into shares as of the date of this report. The principal balance owed at June 30, 2024 and 2023 was $19,375. The note’s accrue interest on June 30, 2024, and 2023 was $1,093 and $155 respectively

On September 25, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $20,000, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 20,000 shares of the Company’s restricted common stock and a warrant to purchase 40,000 shares of the Company’s restricted common stock exercisable at $0.75 per share any time prior to September 25, 2026. This note was converted on March 31, 2024. The note holder exercised the conversion option on March 31, 2024, yet the shares from this transaction have not been issued as of the date of this report. The principal balance owed at June 30, 2024, and 2023 was $20,000 and $0 respectively. The note’s accrued interest on June 30, 2024, and 2023 was $1,529 and $0 respectively

On October 2, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $25,000, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 shares of the Company’s restricted common stock and a warrant to purchase 50,000 shares of the Company’s restricted common stock exercisable at $0.75 per share any time prior to October 2, 2026. The shares from this transaction have not been issued as of the date of this report. The Company agreed with the note holder that the debt would cease incurring interest after its maturity date. The principal balance owed at June 30, 2024, and 2023 was $25,000 and $0 respectively. The note’s accrue interest on June 30, 2024, and 2023 was $1,875 and $0 respectively

On March 12, 2024, the Company issued to a private investor a 180-day Secured Convertible Promissory Note bearing an interest rate of 10% for $10,000, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 20,000 shares of the Company’s restricted common stock. The shares from this transaction have not been issued as of the date of this report. The principal balance owed at June 30, 2024. and 2023 was $10,000 and $0 respectively. The note’s accrue interest on June 30, 2024, and 2023 was $304 and $0 respectively

On May 23, 2024, the Company issued to a private investor a 90-day Secured Convertible Promissory Note bearing an interest rate of 10% for $10,000, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 30,000 shares of the Company’s restricted common stock. The shares from this transaction have not been issued as of the date of this report. The Company agreed with note holder that the debt would cease incurring interest after its maturity date. The Company agreed with the note holder that the debt would cease incurring interest after its maturity date. The principal balance owed at June 30, 2024, and 2023 was $10,000 and $0 respectively. The note’s accrued interest on June 30, 2024, and 2023 was $125 and $0, respectively.

See due to Related Parties section in Note 8 for additional information on senior secured convertible promissory notes issued on July 1, 2023, and April 1, 2024, to Horkey and Lazarus Asset Management, LLC. and on February 9, 2024, to Sparta Road Ltd.

NOTE 11. COMMON STOCK

Frank. Horkey received 350,000 restricted common stock shares for acting in the capacity of President and Director since his previous contract expired December 31, 2019 and, on July 1, 2022, received 250,000 of the Company’s common stock or his three year board position vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022;twenty thousand eight hundred thirty three (20,833) shares vest quarterly the fiscal year ended June 30, 2024 twenty thousand eight hundred thirty three (20,833 shares vest quarterly for the fiscal year ended June 30, 2025.

On July 1, 2022, Michael Christiansen received 250,000 restricted common stock shares for his three-year board position vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; twenty thousand eight hundred thirty- three (20,833) shares vest quarterly the fiscal year ended June 30, 2024; twenty thousand eight hundred thirty- three (20,833) shares vest quarterly for the fiscal year ended June 30, 2025.

On July 1, 2022 Squadron Marketing LLC received 250,000 restricted common stock shares for acting on the Company’s Advisory Board for fiscal 2023 through 2025, vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; twenty thousand eight hundred thirty- three (20,833) shares vest quarterly the fiscal year ended June 30, 2024; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly for the fiscal year ended June 30, 2025.

On July 1, 2022 Lazarus Asset Management LLC - received 250,000 restricted common stock shares for acting on the Company’s Advisory Board for fiscal 2023 through 2025 vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022 twenty thousand eight hundred thirty-three (20,833) shares vest quarterly the fiscal year ended June 30, 2024; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly for the fiscal year ended June 30, 2025.

John Bennet received 50,000 restricted common stock shares for extending his consulting contract through fiscal year end 2023. On February 10, 2023, as incentive to accept the position of the Company’s Chief Financial Officer for the period of January 1, 2023- through the end of fiscal year 2024, John Bennet was awarded an additional 100,000 restricted common stock shares that vest at 16,666 shares per quarter.

James Marshall III received 75,000 restricted common stock shares for acting as the Company’s technical consultant for fiscal 2023. His shares are now deemed to be vested. James Marshall’s contract was not renewed.

Shawn Perez Esq. was awarded 50,000 restricted common stock shares stock as an inducement for acting as the Company’s in-house counsel beginning January 1, 2023, through fiscal year end 2025.

NOTE 12. WARRANTS

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

On October 2, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $25,000, which may be converted at $.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 shares of the Company’s restricted common stock and a warrant to purchase 50,000 shares of the Company’s restricted common stock exercisable at $0.75 per share any time prior to October 2, 2026. The shares from this transaction have not been issued as of the date of this report.

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

See due to related parties and notes payable section in Note 8 for additional information on convertible promissory notes issued with warrants on March 24, 2023, May 15, 2023, July 1, 2023, September 2023, October 2, 2023, and April 1, 2024.

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

On July 1, 2023, Squadron Marketing LLC, Lazarus Asset Management LLC, and Horkey were each issued a class C warrant to purchase 250,000 shares of the Company’s restricted common stock at an exercise price of $1.50 any time prior to June 30, 2026, for consulting services.

Certain of the shares and warrants noted above were issued to Board Members, Advisory Board Members and Consultants for services to be rendered for periods subsequent to June 30, 2024. Amounts related to shares issued as compensation for services not yet performed are treated as prepaid consulting (current and non-current). The amounts will be recognized in subsequent periods as they are earned according to the Agreements.

The following is the outstanding warrant activity:

				Warrants
		Warrants -	Weighted	exercisable -	Weighted
		Common	Average	Common	Average
		Share	Exercise	Share	Exercise
		Equivalents	price	Equivalents	price
Outstanding June 30, 2021		187,500	$0.75	187,500	$0.75
Additions	Granted	3,497,833	1.5	1,247,833	1.5
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2022		3,685,333	$1.47	1,435,333	$1.47
Additions	Granted	400,002	1.5	1,983,335	1.5
Additions	Granted	138,750	0.75	138,750	0.75
	Rounding Adjustment	4	1.47	4	1.47
Outstanding June 30, 2023		4,224,089	$1.47	3,557,422	$1.47
Additions	Granted	770,000	1.5	770,000	1.5
Additions	Vested	-	-	333,334	1.5
Additions	Granted	1,005,000	0.75	1,005,000	0.75
Additions	Granted	3,000,000	0.1	3,000,000	0.1
Outstanding June 30, 2024		8,999,089	$0.91	8,665,756	$0.88

These warrants were valued using a Black Scholes calculation using a stock price of $0.13, an exercise price of $1.50 a volatility of 179% and a risk-free interest rate of 4.6%.

Private Placement Transactions

The Securities Purchase Agreements

On July 22, 2022, we entered into a Securities Purchase Agreement with one private investor who is not a Selling Stockholder (defined above) to whom we sold $100,000 in aggregate principal amount for 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. On August 8, 2022, the same private investor has committed to purchasing another $100,000 in aggregate principal amount for an additional 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. On January 30, 2023, the same investor purchased 133,334 shares of restricted common stock, indicating all terms of these issuances as well. We closed the transactions contemplated by the Securities Purchase Agreement. We issued the securities contemplated under the Securities Purchase Agreement in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act. (B)

No shares were issued in the year ended June 30, 2024.

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

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

On July 1, 2023, the Company issued Lazarus Asset Management, LLC a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $0.50 per share to settle amounts owed as compensation. The Company agreed with Lazarus to issue 75,000 shares of the Company’s restricted common stock and a warrant to purchase 159,000 shares of the Company’s restricted common stock at $0.75 per share at any time prior to July 1, 2026. On January 1, 2024, the Company and Lazarus Asset Management LLC agreed to extend the principal and interest due totaling $76,875 into a new 180-Day Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $0.50 per share to settle amounts owed as compensation. The Company agreed with Lazarus to issue 78,750 shares of the Company’s restricted common stock and a warrant to purchase 157,500 shares of the Company’s restricted common stock at $0.75 per share at any time prior to January 1, 2027. The balance owed on June 30, 2024, is $82,688, and Lazarus has assigned $41,623 of this note to two other stockholders, with the following terms:

i.

On July 1, 2024, the Company issued a shareholder a $36,623 Senior Secured Convertible Promissory Note Bearing an interest rate of 10% per annum and a maturity date of December 31, 2024, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with the investor to issue36,524 shares of the Company’s restricted common stock and a warrant to purchase 73,246 shares of the Company’s restricted common stock with an exercise price of $0.75 prior to June 30, 2027.

ii

ii. On July 1, 2024, the Company issued a shareholder a $5,000 Senior Secured Convertible Promissory Note Bearing an interest rate of 10% per annum and a maturity date of December 31, 2024, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with the investor to issue 10,000 shares of the Company’s restricted common stock and a warrant to purchase 10,000 shares of the Company’s restricted common stock with an exercise price of $0.75 prior to June 30, 2027.

On October 20, 2024, the Company entered into an agreement with Clearwater Power Company (“Clearwater”) for the provision of electric power and facilities to support its cryptocurrency mining operations. As part of this contract, the Company deposited approximately $77,000 with Clearwater, held as a non-interest-bearing security deposit. Operations have not yet commenced as of the date of this report.

On July 1, 2024, the Company entered into a Non-Binding Letter of Intent to acquire an established co-location facility in Orofino, Idaho for the purposes of consolidating its present mining operations and to expand into the co-location hosting market. There are no assurances that the Company will complete this purchase agreement or that we will be successful in consolidated operations. In anticipation of completing the acquisition of the Orofino, ID facility, the Company has applied for lease financing on September 10, 2024, for the purpose of securing 275 latest generation ASIC 270 terrahache miners over the next sixty days.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of the date of this filing, there are no disagreements between us and our accountants on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We are required to maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”)and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO / CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function due to an insufficient number of management and accounting personnel and the lack of an operating Audit Committee.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We carried out an assessment, under the supervision and with the participation of our management, including our CEO/CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO/ CFO concluded that our internal control over financial reporting was not effective as of June 30, 2024. The principal basis for this conclusion is the lack of segregation of duties within our financial function, due to (i) an insufficient number of management and accounting personnel; (ii) failure to fully document our internal control policies and procedures; and (iii) the lack of an operating Audit Committee.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management report in this annual report.

(c) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO/CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Subsequent to our year end, our Board of Directors has established an Audit, Compensation and Governance Committees. While our Board is not yet large enough to have a full complement of independent directors, we believe we are substantially in compliance regulatory requirements,

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position

Frank Horkey	68	President/ Director/ Chief Financial Officer
Michael Christiansen	66	Secretary/Treasurer/Director

Frank Horkey, our President, and Board Member.

Frank Horkey has been our President/Director since January 2014 and our Chief Financial Officer since August 2024.  During the past forty years, Frank Horkey has been engaged as an auditor and a certified public accountant. Frank Horkey currently is the founder and manager of Horkey & Associates, which is a public accounting firm located in West Broward, Florida. In 1978, Mr. Horkey commenced his career with Touche Ross (which is now called Deloitte Touche), an international public accounting firm, in Miami, Florida. After three years, he started his own public accounting firm and through subsequent mergers was a partner through 1991 in one of the largest accounting firms in western Broward County. Frank Horkey’s clients have included large corporations, small businesses, professionals, not-for-profit organizations, municipalities, and other governmental entities. Frank Horkey was the audit partner on one of the pilot single audits performed on a large governmental unit in 1981 and was involved in the development and application of the single audit process with the Office of Management and Budget and the General Accounting Office.

Frank Horkey received a Bachelor of Science in Accounting from Florida Atlantic University. He has been certified by the State of Florida as a Certified Public Accountant since April 1979. He is a member of the American Institute of Certified Public Accountants as well as the Florida Institute of Certified Public Accountants. He also holds the designation as Certified in Florida Sales Tax, a specialty designation awarded jointly by the Florida Board of Accountancy and the Florida Institute of Certified Public Accountants.

Frank Horkey is also a 1993 graduate of Leadership Broward and 1987 President of the Sunrise Chamber of Commerce. He has been a member of the Broward Workforce Development Board since 1993 and Chair of its Audit Committee and was Board Chair for 2015-2016 and again for 2021-2022.

Frank Horkey’s community involvement also extends into the education environment. He was a member of the School Board of Broward County Audit Committee for ten years, Chair of the Sunrise Chamber of Commerce Education Committee for three years, a member of the Broward Education Planning Initiative, which was the first countywide effort to address school overcrowding. Frank Horkey was Treasurer of Broward Education Foundation for four years including the period during which the Foundation administered the Marjory Stoneman Douglas Victims fund of over $10,700,000. He was Board Chair of the Foundation for 2018-2020

Michael Christiansen

Michael Christiansen has been our Secretary/Treasurer and Board Member since July 2022. He has more than twenty years of investment banking experience and is currently Senior Managing Director at Weild & Co., an independent network investment bank. He has previously served as Chief Financial Officer of Weild & Co. from 2016 to 2020 and served as Managing Director at West Park Capital and previously with Prudential Securities. His investment banking experience includes public and private equity transactions, mergers and acquisitions, and strategic advisory engagements with clients in enterprise technology, life sciences, consumer, and retailing and natural resources industries. As a senior investment banker, he has advised clients on over $2 billion in aggregate closed financing transactions.

Matthew Cohen

Matthew Cohen has been our director since July 2024. He co-founded Stem Holdings, Inc. in 2016 and has served as Chief Executive Officer and Chief Financial Officer. Matthew. Cohen has over 38 years of experience serving in corporate leadership roles, investing capital, structuring, and funding public/private partnerships, and providing strategic advisory services to companies throughout the U.S., Europe, Asia and Latin America and previously worked in the Investment Banking Division at Oppenheimer as an Analyst. Mr. Cohen has a B.B.A. degree in Accounting from New Paltz State University, New York.

All directors hold office until the completion of their term of office, which is three years, or until their successors have been elected. All officers are appointed by the board of directors and, subject to employment agreements (which did not exist prior to June 30, 2022), serve at the discretion of the board. On July 1, 2022, the Company established a framework for Board Service Agreements with stock compensation subject to a vesting schedule. In connection with their respective appointments and using the above noted Board Service Agreement model we entered into agreements with Frank Horkey and Mr. Christiansen pursuant to which, among other things, the Company issued in a private placement 250,000 restricted shares of the Company’s common stock to each director, subject to a vesting schedule.

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

CORPORATE GOVERNANCE

Committees

As noted above, subsequent to our year end, our Board of Directors has formed Compensation, Audit, and Corporate Governance committees. While we have added an additional Board member, our Board is still limited to three Board Members. Given the establishment of these committees and our relatively limited operations, the Board believes we are able to effectively manage the issues effectively.

Audit Committee and Financial Expert

In September 2024 our Board of Directors established an Audit committee. While our Board is not yet large enough to have a full complement of independent directors, we believe we are substantially in compliance with Audit Committee guidance.

Until the establishment of our Audit Committee, the role of an audit committee has been conducted by our Board of Directors. Our President/Director/Chief Financial Officer, Frank Horkey is a certified public accountant with substantial audit experience. Our Audit Committee’s primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

Code of Ethics

Subsequent to our year end, we have adopted a comprehensive Code of Ethics and related Insider Trading Policy and Prohibitions that applied to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Director Independence

Our President and Chief Financial Officer, Frank Horkey, is not deemed independent director as he also holds positions as an officer. As of the date of this Annual Report, Michael Christiansen serves on the Company’s board of directors and Mr. Christiansen is deemed an independent member of the board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ended June 30, 2024, and June 30, 2023.

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Horkey, President (Note 1)	2023	177,000	-	38,053	101,723	-	-	-	316,776
	2024	162,000	-	38,053	50,470	-	-	-	250,523
Michael Christiansen, Secretary/Treasurer (Note 2)	2023	12,000	-	38,053	25,470	-	-	-	75,523
	2024	12,000	-	38,053	25,470	-	-	-	75,523
John Bennet, Chief Financial Officer (Note 3)	2023	18,000	-	4,667	-	-	-	-	22,667
	2024	18,000	-	9,333	-	-	-	-	27,333

OUTSTANDING EQUITY AWARDS

		Stock Awards
Name	Number of Shares or Units of Stock	Market Value of Shares or Units	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights	Value of Unearned Shares, Units or Other Rights

Frank Horkey	250,000	$114,160	83,333	$38,053
President

Michael Christiansen	250,000	114,160	83,333	38,053

John Bennet	100,000	14,000	-	-
Chief Financial Officer

All stock awards are valued at market on the day of the award.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any formal bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Note 1. On June 12, 2022, Frank Horkey received 350,000 shares for acting in the capacity of President and Director since his previous contract expired December 31, 2029. On June 12, 2022, the Company entered into a three-year contract for fiscal 2023 through 2025 with Frank Horkey, for his role as Officer and Director, and for consulting services to vet potential acquisition targets. Under this agreement, Frank Horkey is to receive $60,000 per year and 250,000 shares of restricted common stock and a warrant to purchase 250,000 shares of the Company’s restricted common stock at any time during the three-year period beginning on July 1, 2022, at a strike price of $1.50. Both the shares and warrants vest over three years for his services as Director and Officer. Frank Horkey also receives $3,000 per quarter as additional compensation for his service as a Director and Officer.

Note 2. On July 1, 2022, the Company entered into an agreement with Michael Christiansen, Secretary /Treasurer and Director. . Christiansen received 250,000 shares of restricted common stock and a warrant to purchase 250,000 shares of the Company’s restricted common stock at any time during the three-year period beginning July 1, 2022, at a strike price of $1.50. Both the shares and warrants vest over three years for his services as Director and Officer. vest over three years. Michael Christiansen also receives $3,000 per quarter as additional compensation for his service as Director and Officer.

Note 3. On January 1, 2023, the Company entered into a two-year agreement with our accounting consultant, John Bennett to act as our Chief Financial officer (“CFO”). Mr. Bennett was tasked with providing financial oversight for a period of eighteen months. John Bennett’s compensation was 100,000 shares of the Company’s restricted common stock vesting over eighteen months. John Bennett also received $4,500 as compensation per quarter for his service as a CFO. His services conclude in August 2024, due to his passing.

Horkey and Christiansen’s shares were issued on July 1, 2022, and Bennett’s shares were issued on February 12, 2023. The cost of these shares was recorded as a prepaid expense and amortized over the life of the contracts.

To support our expansion and business development, we anticipate that we will continue to issue stock and warrants as compensation to retain our current and future directors, officers and independent contractors as consultants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of June 30, 2024

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Officers and Directors	Frank Horkey 7301 NW4th St Suite 102 Plantation FL 33317	950,000 shares	5.2%

	Michael Christensen 2089 High Mesa Dr. Henderson, NV 8901	250,000 shares	1.4%

	John Bennet 2114 N 1 St. Grand Junction, CO 43215	200,000 shares	1.1%

	All directors and named executive officers as a group (3 persons)	1,400,000 shares	7.7%

Beneficial Owners 5% or Greater	Lazarus Asset Management LLC et al.
	9540 NW 10th St Plantation, FL 33322	1,377,972 shares	7.6%

On September 9, 2020, Frank Horkey, who was President/CEO, Secretary/Treasurer/ CFO, and our director was issued 350,000 restricted common stock shares pursuant to that certain five-year Management Agreement, which commenced and was dated January 1, 2015, and expired December 30, 2019. =On July 1, 2022, Frank Horkey received 250,000 restricted common stock shares for his three year board position from fiscal 2023 to 2025, vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333) shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333) shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

On July 1, 2022, as compensation for serving on the Company’s Board of Directors, Michael Christiansen received 250,000 shares of the Company’s common stock for his three year board position, from fiscal 2023 to 2025, vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333) shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333) shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter.

John Bennet received 50,000 shares for extending his consulting contract through fiscal year end 2023. On February 10, 2023, as incentive to accept the position of the Company’s Chief Financial Officer for the period of January 1, 2023- through the end of fiscal year 2024, John Bennet was awarded an additional 100,000 of the Company’s restricted common stock that vest at 16,666 shares per quarter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Please refer to Financial Statements and Notes, which are incorporated in their entirety by this reference.

Director Independence

As of June 30, 2024, our one (1) director, Michael Christiansen is considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining director is not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2024, and June 30, 2023, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $53,225 and $53,500, respectively.

Other Audit Fees

For the fiscal years ended June 30, 2024, and June 30, 2023, there were no fees billed for other audit fees.

Tax Fees

For the fiscal years ended June 30, 2024, and June 30, 2023, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

TREX Acquisition Corp. a Nevada corporation

November 20, 2024	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 20, 2024	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

