Form 10-Q
period 2024-09-30
T-REX Acquisition Corp.
filed 2024-12-27
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT DATED SEPTEMBER 30, 2024, REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-56528

T-REX Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	26-1754034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 N. Nob Hill Road Suite 402 Plantation, FL	33324-1708
(Address of principal executive offices)	(Zip Code)

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

As of December 24, 2024, there were 18,223,953 shares of the Registrant’s $0.0001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

Common

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(A Nevada Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

T-REX ACQUISITION CORP.

September 30, 2024

T-REX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	June 30, 2024
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$103	$36
Prepaid consulting - current	140,826	152,213
Other assets	66,500
TOTAL CURRENT ASSETS	207,429	152,249

NON CURRENT ASSETS:
Plant and equipment	-	-
Prepaid consulting - noncurrent	46,667	-
TOTAL NON CURRENT ASSETS	46,667	-

TOTAL ASSETS	$254,096	$152,249

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$59,834	$57,950
Due to related party- accrued compensation	757,655	664,430
Due to related party- advances	9,467	13,602
Note payable	185,998	134,375
Interest payable	8,465	4,961
Notes payable - related parties	357,500	357,500
Interest payable - related parties	8,006	12,043
Deposit payable	165,000	15,000
TOTAL CURRENT LIABILITIES	1,551,925	1,259,861
NON CURRENT LIABILITIES:
TOTAL NON CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	1,551,925	1,259,861

Commitments and contingencies (Note 9)	$-	$-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 0.0001 par value, authorized 350,000,000 shares and 18,223,953 and 18,223,953 issued and outstanding as of September 30, 2024, and June 30, 2024, respectively	1,822	1,822
Additional paid in capital	6,009,302	5,899,164
Stock subscription payable	26,660	15,200
Accumulated deficit	(7,335,613)	(7,023,798)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,297,829)	(1,107,612)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$254,096	$152,249

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30,
(Unaudited)

	2024	2023
REVENUE
Mining revenue	$-	$12,912
Total revenues	-	12,912.00

Cost of goods sold
Depreciation	-	14,948
Hosting	-	7,219
Total cost of goods sold	-	22,167

Gross Profit (Loss)	-	(9,255)

Expenses
Transfer agent and filing fees	19,642	21,333
Professional Fees	35,883	43,000
Management and consulting fees	154,751	124,500
Share based compensation	74,858	140,857
Administration fees	15,427	4,921
Total operating expenses	300,561	334,611

Loss from Operations	(300,561)	(343,866)

Other income (expenses):
Interest expense	(11,254)	(1,894)
Total other income (expenses)	(11,254)	(1,894)

Loss Before Income Taxes	(311,815)	(345,760)

Less: Provision for Income Taxes	-	-

Net Loss	$(311,815)	$(345,760)

Basic and Dilutive Net Loss Per Share	$(0.02)	$(0.02)

Basic and Dilutive - Weighted average number of common shares outstanding	18,223,953	18,223,953

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of September 30, 2024

	Common Stock at Par $0.0001		Additional	Stock
	Number of Shares	Amount	Paid in Capital	Subscription Payable	Accumulated Deficit	TOTAL

Balance June 30, 2021	14,669,106	$1,467	$2,818,968		$(2,866,559)	$(46,124)

Shares issued for related party debt conversion	1,500,000	150	44,850			45,000
Share based expense for warrants issued		-	770,850			770,850
Shares issued for subscriptions	747,837	75	560,800			560,875
Shares issued for services	1,475,000	148	604,602			604,750
Shares issued for debt conversion	1,182,009	118	117,932			118,050
						-
Net Loss	-	-	-		(1,294,198)	(1,294,198)
Balance June 30, 2022	19,573,952	$1,958	$4,918,002		$(4,160,757)	$759,202

Shares Surrendered	(1,900,000)	(190)	190			-
Shares Issued for Services	150,000	15	20,985			21,000
Shares issued for cash	400,001	40	299,961			300,001
Share based expense for warrants issued		-	483,145			483,145
Subscriptions Received						-
						-
Net Loss	-	-	-		(1,839,770)	(1,839,770)
Balance June 30, 2023	18,223,953	$1,822	$5,722,283	$-	$(6,000,527)	$(276,422)

Share based expense for warrants issued	-	-	176,881			176,881
Note Payable obligation to issue shares				15,200		15,200
						-
Net Loss	-	-	-		(1,023,271)	(1,023,271)
Balance June 30, 2024 (Restated)	18,223,953	$1,822	$5,899,164	$15,200	$(7,023,798)	$(1,107,612)

Share based expense for warrants issued	-	-	110,138			110,138
Note Payable obligation to issue shares				11,460		11,460
						-
Net Loss	-	-	-		(311,815)	(311,815)
Balance September 30, 2024 (Unaudited)	18,223,953	$1,822	$6,009,302	$26,660	$(7,335,613)	$(1,297,829)

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended September 30,
(Unaudited)

	2024	2023
OPERATING ACTIVITIES
Net Loss	$(311,815)	$(343,866)
Adjustments to reconcile net loss to net cash used in operating activities

Share based expense for warrants issued	74,858	140,856
Cost of goods sold - depreciation expense	-	14,948
Loan costs - paid by share issuance	11,460	-

Changes in assets and liabilities:
Other assets	(66,500)	-
Accounts payable and accrued expenses	1,884	16,847
Interest payable to unrelated parties	3,504	-
Interest payable to related parties	(4,037)	-
Advances payable to related parties	(4,135)	-
Due to related parties	93,225	-
Net cash used in operating activities	$(201,556)	$(171,215)

INVESTING ACTIVITIES:
Purchase of equipment	$-	$-
Net cash used in investing activities	$-	$-

FINANCING ACTIVITIES:
Shares to be issued for cash	$150,000	$-
Payments of related party debt	-	(26,500)
Proceeds from notes payable to unrelated parties	41,623	-
Proceeds from issuance of note payable - related parties	-	153,750
Proceeds from issuance of note payable - unrelated parties	10,000	20,056
Net cash provided by financing activities	$201,623	$147,306
NET INCREASE IN CASH	67	(23,909)

CASH AT BEGINNING OF PERIOD	36	23,909

CASH AT END OF PERIOD	$103	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

In July 2021, T-REX Acquisition Corp. (The “Company”) became an emerging technology company focused on the various verticals within the cryptocurrency industry and related intangible assets that are connected to distributed ledger technologies.  Through the Company’s wholly owned operating subsidiary, Raptor Mining LLC, a Florida Limited Liability Company (“Raptor Mining”), the Company is engaged in cryptocurrency mining, which is the process of receiving cryptocurrency rewards for securing particular distributed ledger platforms. As of June 30, 2024, we had two cryptocurrency mining locations, however, since March 2024, our mining operations were paused; the contracts for these two locations were subsequently terminated and a new contract was entered in October 2024 to resume mining at a single location in Orofino, Idaho.

The Company’s initial objective is to secure a Bitcoin distribution leger platform. “Bitcoin” refers to the entire decentralized distributed ledger technology founded, upon information and belief, by a person using the pseudonym Satoshi Nakamoto, and maintained by thousands of volunteers globally since January 2009. Bitcoin was the first decentralized digital currency that could be exchanged without a central controlling authority. Bitcoin could be exchanged on peer-to-peer network that supports direct transactions between users independent of any intermediary. Lowercase “bitcoin” refers to the virtual asset (cryptocurrency) that is used to incentivize miners to maintain the protocol network named Bitcoin. The Company regularly researches other opportunities to secure additional distributed ledger systems and protocols.

On February 17, 2022, the Company began to receive bitcoin rewards (or some fraction thereof from the Bitcoin network). The Company generates revenue when it converts the Bitcoin rewards that it receives from mining into United States Dollars (“USD”).

Investing in our securities involves a high degree of risk. Prior to making a decision about investing in our securities, you should carefully consider the risk factors discussed in Section 1A, “Risk Factors”.

Subsidiaries

The Company is a holding company which wholly owns the following subsidiaries:  Raptor Mining LLC, a Florida limited liability company (“Raptor Mining”); Megalodon Mining and Electric, LLC a Florida limited liability company (“Megalodon”); and TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”).

Raptor Mining’s operations include the Company’s cryptocurrency mining operations and virtual asset acquisitions. The Company formed Megalodon to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model is based on a company which has access to data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply, offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency. As of the date of this Report, the Company is party to a Non-Binding Letter of Intent to acquire an established a co-location facility in Orofino, Idaho to consolidate its present mining operations and to expand into the co-location hosting market. There are no assurances that the Company will complete this purchase agreement or that we will be successful in consolidating our operations.

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

Restatement of Prior Year Audited Financial Statements

On June 30th, 2024, audited financial statements have been restated for an omitted accrual in the amount of approximately $15,000, for the Company’s obligation to settle note payable incentives in the form of stock. These findings pertain to amounts reported as stock subscriptions payable in the equity sections of the statements and the loan cost expense incurred. Refer to the statements and Note 10 ‘Notes Payable”.

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

Principles of Consolidation

As of September 30, 2024, the accounts include those of the Company and its 100% owned subsidiaries, T-REX Merger Sub, Raptor Mining LLC Megalodon Mining and Electric LLC. All intercompany transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

	Level 1	Level 2	Level 3	Total
Note Payable (related parties) – June 30, 2024	$-	$-	$369,126	$369,126

Note Payable – June 30, 2024	$-	$-	$134,375	$134,375

Note Payable (related parties) – September 30, 2024	$-	$-	$357,500	$357,500

Note Payable – September 30, 2024	$-	$-	$185,998	$185,998

The Carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair value because of the short maturity of those instruments. The Company’s net payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements as of September 30, 2024.

Assets and liabilities reported on the balance sheet approximate their fair value.

Derivate Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features (such as conversion features) that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The Company had convertible notes with derivative values determined as $0, on September 30, 2024, and June 30, 2024, principally due to its stock price and volatility.

Digital currencies - Bitcoin

The Company applies accounting for digital assets in accordance with the AICPA Practice Aid "Accounting for and Auditing of Digital Assets", the guide is dated as of June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, which is effective for periods after June 15, 2022, which are the current nonauthoritative guidance for accounting for digital assets under U.S. generally accepted accounting principles (GAAP). The AICPA Practice Aid is non-authoritative guidance that represents the views of the Digital Assets Working Group and AICPA staff. There is currently no official pronouncement or authoritative guidance on accounting for digital assets and digital asset transactions. The Company held no digital assets on September 30, 2024, or June 30, 2024. Under ASU No. 2023-08, effective December 15, 2024, with early adoption permitted, companies are required to mark bitcoin and similar digital assets to market at each period and eliminate the need for impairment testing. This guidance ensures that bitcoin holdings are recorded at fair market value, reflecting any unrealized gains or losses at the end of each period. The Company adopted this new accounting standard early, as of the quarter ending June 30, 2024, to enhance the transparency and accuracy of its financial reporting. The reward for a bitcoin miner changes roughly every four years, or after every 210,000 blocks are mined and gets reduced by half each time, this whole process is called bitcoin halving. The last halving occurred on May 11, 2020, and reduced the reward per block to 6.25 BTC.

Plant and equipment - Crypto-currency machines

The rate at which the Company generates digital assets and, therefore, consumes the economic benefits of its transaction verification servers are influenced by a number of factors, including the following:

•	the complexity of the transaction verification process, which is driven by the algorithms contained within the bitcoin open-source software.

•	the general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as the blockchain’s total hash rate)

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

The Company operates in an emerging industry for which limited data is available to make estimates on the useful economic lives of specialized mining equipment. The equipment could become obsolete within less time than other equipment due to it being specialized, new technology still being developed and improved. Plant and equipment, which represent mining equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Prior to the fiscal year June 30, 2023, management determined the expected useful life of mining machines as 7 years. During the fiscal year ended June 30, 2024, management has reassessed that the mining machines’ useful life to 1-year rather than 7 years, consistent with current industry research and publications on bitcoin machines at the time of assessment. The change in the estimated useful life was accounted for prospectively by updating the accumulated depreciation and incurring the related depreciation expense in the fiscal year ended June 30, 2024. Management’s assessment takes into consideration the availability of historical data and management's expectations regarding the direction of the industry, including potential changes in technology. Management will review this estimate annually and will revise such estimates as and when data becomes available.

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

•	When determining the transaction price, an entity must consider the effects of all of the following:

•	Variable consideration

•	Constraining estimates of variable consideration

•	The existence of a significant financing component in the contract

•	Noncash consideration

•	Consideration payable to a customer

Crypto asset transaction verification is the output generated from the Company's ordinary activities under its mining pool contract. The Company receives its consideration as a bitcoin reward, which the Company measures at fair value on the date awarded. Rewards are earned when the Company successfully places a block (by being the first to solve an algorithm). As a result, the Company receives confirmation from the mining pool of the block placed and rewards earned. The Company uses the quoted price of the bitcoin at closing, on the date the coin is mined to value its reward/s. Additionally, since its early adoption of ASU NO. 2023-08, the Company is permitted to carry digital assets such as bitcoin at their fair value. The Company would recognize an unrealized gain or loss from the change of the fair value at each reporting period. If bitcoin is sold, the Company would recognize a realized gain or loss for the difference in the fair value prior to the sale and consideration exchanged for the bitcoin. There is no significant financing component in these transactions. Expenses associated with running the digital currency mining business, such as rent, and electricity costs are also recorded as cost of revenue. Depreciation on digital currency mining equipment is recorded as a component of the cost of revenue.

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

Additionally in its regular course of business the Company earns a gain or incurs a loss on the trade of bitcoin awarded.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Through the fiscal period ended June 30, 2024, the quarter ended September 30, 2024, and through the date of filing, there have been no intervening lawsuits, claims or judgments filed. Please refer to     Note 9. Commitments and Contingencies

Related Party Disclosures

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

There were outstanding warrants that could convert into 8,999,089 shares of common stock as of June 30, 2024, and on September 30, 2024. At the end of both periods, the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

Equipment

Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life. Upon the sale or retirement of equipment’s, the related cost, and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Equipment consists solely of bitcoin miners used in the operation with estimated useful lives of 1 to 2 years. The equipment value is based on the cost and the potential impairment is reviewed periodically. During the fiscal year ended June 30, 2024, there was a change in the estimated useful life from 7 years to 1. For the three months ended September 30. 2024, the Company had depreciation expense of $0. There was no net book value to report on September 30, 2024, as the mining equipment were fully depreciated in the quarter ended September 30, 2023

Income taxes

The Company believes there are no taxes owed from inception to September 30, 2024, as it only incurred losses.

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

As of September 30, 2024, we had a net operating loss carry-forward of $(7,335,613) and a deferred tax asset of $1,540,479, using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a valuation allowance of $1,540,479. FASB ASC 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of June 30, 2024, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2024	June 30, 2024
Deferred Tax Asset	$1,540,479	$1,471,718
Valuation Allowance	(1,540,479)	1,471,718)
Deferred Tax Asset (Net)	$-	$-

Due to changes in the Tax Reform Act of 1986 and the Tax Cut and Jobs Act of 2017, net operating loss carryforwards for Federal Income tax reporting purposes are subject to additional limitations. Should certain changes in ownership occur, our net operating loss carryforwards may be limited to use in future years. In addition, tax rates on corporations were reduced and certain other deductions limited. These changes may affect the income tax benefit calculation and related allowance during subsequent fiscal years. The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company incurred a loss for the fiscal year ended June 30, 2024, and quarter ended September 30, 2024 and has not filed tax returns to date. The Company has not received any notifications from the IRS. The reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

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

Par value of common stock

During the fiscal year ended June 30, 2022, the par value of common stock was previously reported at $0.001 and was adjusted to $0.0001 resulting in an adjustment from common stock to additional paid in capital, with no change to total equity.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred a net loss of $311,815 during the three months ended September 30, 2024, and has accumulated deficit of $7,335,613 and a working capital deficit of $1,344,496 as of September 30, 2024.

While the Company is attempting to generate greater revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by a private or public offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and raise capital.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. PRE-PAID CONSULTING

The Company issued shares to its directors and advisors for services to be performed at a future date. The common shares are recorded as issued and outstanding at the time they are granted and issued, and the related share-based compensation expense is incurred as services are performed. Compensation expense not incurred is accounted for as prepaid consulting expense. On June 12, 2022, the Company issued 1,000,000 shares of common stock to advisors and directors for services to be provided at a future date. The shares were valued at $0.46 per share for a total value of $456,639, to be vested over a period of three years, for their future services. On January 1, 2023, the Company issued 100,000 shares of the Company’s common stock to John Bennett, the then Chief Financial Officer for services to be provided at a future date. The shares were valued at $0.14 per share for a total value of $14,000, to be vested over a period of 18 months. During the fiscal year ended June 30, 2024, the Company expensed $140,857 of this amount, which resulted in a prepaid consulting balance of $152,213. On July 1, 2024, the Company issued 500,000 shares of its restricted common stock to advisors and directors for services to be provided at a future date. The shares were valued at $0.16 per share for a total value of $80,000, to be vested over a period of three years, for their future services. For the three months ended September 30, 2024, the Company expensed $44,720, which, after including the newly issued shares, resulted in a prepaid consulting balance of $187,493

NOTE 5. CRYPTOCURRENCIES

	September 30, 2024	June 30, 2024
Beginning balance	$-	$-
Increase
Value of bitcoin mined on the reward date	-	15,824
Realized gain (loss) on sale/exchange of bitcoin	0	0
	-	15,824
Decrease
Bitcoin used for operational expenses (Cost basis)	-	15,824
	-	15,824

Ending balance	$-	$-

NOTE 6. PROPERTY PLANT & EQUIPMENT MINING MACHINES

On August 24, 2022, the Company entered into a contract to purchase 20 Bitmain XJ S19 Pro 110 TH and their installation at Simple Mining in Iowa.  During the 2024 fiscal year, the Company fully depreciated all mining equipment.

Depreciation expenses amounted to $14,948 for the fiscal year ended June 30, 2024 and there was no depreciation expense in the 3 months ended September 30, 2024, as the miners were fully depreciated during the fiscal year ended June 30, 2024. On June 30, 2024, and September 30, 2024, the balances were as follows:

	Estimated Life in years	September 30, 2024	June 30, 2024
Mining equipment	1	$533,500	$533,500

Less: Accumulated Depreciation		533,500	533,500

Fixed assets, net		$-	$-

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2024	June 30, 2024
Vendor Payables
Marketing and promotional costs	$4,163	$4,163
SEC regulatory cost	17,309	5,000
Professional fees	7,799	3,103
Crypto operation costs	8,988	8,969

Vendor Payables (related parties)
Reimbursable costs	3,575	15,214
Compensation	18,000	18,000

Vendor Accruals
Environmental cost	-	3,500
Accounts Payable & Accrued Liabilities	$59,834	$57,950

The Company’s trade payables are generally short term, due on demand or with an obligation to pay within less than 365 days. Approximately 67% of trade payables are outstanding for more than 90 days.

NOTE 8. – RELATED PARTY TRANSACTIONS

Office space

The Company leases office space from its President at a cost of $250 per month. The term of the lease is for 365 days and ends on June 30, 2025. On September 30, 2024, $750 of rent expense was accrued and is included in accounts payable and accrued expenses.

Due to Related Parties

As of September 30, 2024, and June 30, 2024, the Company owed $490,000, and $480,000 respectively, due to related parties for management advisory fees.

As of September 30, 2024, and June 30, 2024, the Company owed compensation payable of $153,655, and $88,430, respectively.

As of September 30, 2024, and June 30, 2024, the Company owed board of director fees of $114,000 and $96,000, respectively.

On January 30, 2023, entities affiliated with Timothy B. Ruggiero and Peter Chung each cancelled 900,000 and 1,000,000 shares, respectively, for return to treasury.

On July 1, 2023, the Company issued Frank Horkey (“Horkey”) a $75,000 Senior Secured Convertible Promissory Note as partial settlement for management compensation owed. The note bears interest at a rate of 10% per annum and is convertible to the Company’s common stock at a rate of $0.50 per share. As further inducement, the Company agreed to issue Horkey 75,000 shares of its restricted common stock and issued a warrant to purchase 150,000 shares of its restricted common stock at a price of $0.75 per share, any time prior to July 1, 2026, the warrant expiration date. On January 1, 2024, the note principal owed was $75,000 and accrued interest owed was $3,750. On this date the note was cancelled and replaced with a new Senior Secured Convertible Promissory Note, which was issued with a principal balance of $78,750, an interest rate of 10% per annum, a conversion rate of $0.50 per share and a maturity date of June 30, 2024. Under the new note the Company agreed to issue 78,750 shares of the Company’s common stock and issued a warrant to purchase 157,500 shares of the Company’s common stock at $0.75 per share, any time prior to January 1, 2027, the warrant expiration date. No shares were issued or warrants exercised as of September 30, 2024, and the principal is $78,750 and accrued interest is $5,916.

On July 1, 2023, the Company issued Lazarus Asset Management LLC (“Lazarus”) a $75,000 Senior Secured Convertible Promissory Note as partial settlement for management compensation owed. The note bears interest at a rate of 10% per annum and is convertible to the Company’s common stock at a rate of $0.50 per share. As further inducement, the Company agreed to issue Lazarus 75,000 shares of its restricted common stock and issued a warrant to purchase 150,000 shares of its restricted common stock at a price of $0.75 per share, any time prior to July 1, 2026, the warrant expiration date. On January 1, 2024, the note principal owed was $75,000 and accrued interest owed was $3,750. On this date the note was cancelled and a new Senior Secured Convertible Promissory Note was issued in its place, with a principal balance of $78,750, an interest rate of 10% per annum and a conversion rate of $0.50 per share. Under the new note the Company agreed to issue 78,750 shares of the Company’s common stock and issued a warrant to purchase 157,500 shares of the Company’s common stock at $0.75 per share, any time prior to January 1, 2027, the warrant expiration date. The principal and interest owed on June 30, 2024, was $82,688. Lazarus assigned $36,623 and $5,000 of the principal to two other stockholders. The note payable balance was canceled on July 1, 2024, and a new Senior Secured Convertible Promissory Note was issued with a principal of $41,064, interest rate of 10% per annum, conversion rate of $0.50 per share and maturity date of June 30, 2024. As further inducement to settle amounts owed as compensation, the Company agreed to issue 41,064 restricted shares of its common stock and a warrant to purchase 82,134 restricted common shares at $0.75 per share at any time prior to July 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement. As of September 30, 2024, the principal balance is $41,064 and accrued interest is $1,027. On February 9, 2024, the Company issued Sparta Road Ltd. C/o Timothy B. Ruggiero a $50,000 Senior Secured Convertible Promissory Note, with an interest rate of 5% per annum, convertible at $0.25 per share. As an incentive the Company agreed to issue Sparta Road 100,000 shares of restricted common stock. The Note was issued as a repayment of advances made by Sparta Road Ltd. Lazarus Asset Management LLC to cover certain expenses of the Company. No shares were issued or warrants exercised under this agreement. As of September 30, 2024, the principal balance is $41,064 and accrued interest is $1,027.

On February 9, 2024, the Company issued Sparta Road Ltd. c/o Timothy B. Ruggiero a $50,000 Senior Secured Convertible Promissory Note, with an interest rate of 5% per annum, convertible at $0.25 per share. As an incentive, the Company agreed to issue Sparta Road 100,000 shares of restricted common stock. The Note was issued as a repayment of advances made by Sparta Road Ltd. To cover certain expenses of the Company. No shares were issued or warrants exercised under this agreement. As of September 30, 2024, the principal balance is $50,000 and accrued interest is $417.

On April 1, 2024, the Company issued Frank Horkey a $75,000 Senior Secured Convertible Promissory Note with an interest rate of 10% per annum, convertible at $0.50 per share as compensation for management services. As further inducement, the Company agreed to issue 75,000 shares of the Company’s restricted common stock and issued a warrant to purchase 150,000 shares of the Company’s restricted common stock at $0.75 per share any time prior to April 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement. As of September 30, 2024, the principal balance is $75,000 and accrued interest is $5,708.

On April 1, 2024, the Company issued Lazarus a $75,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, as compensation for management services. As further inducement, the Company agreed to issue 75,000 shares of restricted common stock and issued a warrant to purchase 150,000 restricted common stock shares at $0.75 per share any time prior to April 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement. As of September 30, 2024, the principal balance is $75,000 and accrued interest is $1,875.

On July 1, 2024, the Company issued Frank Horkey a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share as compensation for management services. As further inducement, the Company agreed to issue 15,000 shares of restricted common stock and issued a warrant to purchase 30,000 shares of restricted common stock at $0.75 per share any time prior to July 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement. As of September 30, 2024, the principal balance is $15,000 and accrued interest is $375.

On July 1, 2024, the Company issued Lazarus as compensation for management services a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share. As further inducement the Company agreed to issue 15,000 shares of restricted common stock and issued a warrant to purchase 30,000 shares of restricted common stock at $0.75 per share, any time prior to July 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement. As of September 30, 2024, the principal balance is $15,000 and accrued interest is $375.

All share issuance obligations, which were granted as an incentive to convert amounts owed to note payables, were waived by note holders on the issuance date, and replaced by additional warrants to purchase restricted common stock subsequent to September 30, 2024, see Note 13 “Subsequent Events”.

Additionally, various shareholders advanced funds for operating expenses. These amounts are reported on the balance sheet as “Due to related party -advances” on September 30, 2024, and June 30, 2024, in amount of $9,467 and 13,602, respectively. The amounts owed are non-interest bearing, unsecured and are due on demand.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal contingencies

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of business. Management is not aware of any pending, threatened or asserted claims.

On July 1, 2024, the Company entered into a Non-Binding Letter of Intent to acquire an established co-location facility in Orofino, Idaho for the purpose of consolidating its mining operations and to expand into the co-location hosting market. There are no assurances that the Company will complete this purchase agreement or that it will be successful in consolidating operations to include the co-hosting business model. In anticipation of completing the acquisition of the Orofino, Idaho facility, the Company applied for lease financing in September 2024.

On September 9, 2024, the Company entered into a non-binding agreement with Veterans Capital Corp. (“Veterans”) to lease ASIC crypto miners, valued at $2,300,000, to be housed at the Orofino, Idaho facility. The agreement requires a non-refundable fee of $10,500, which was paid during the quarter ended September 30, 2024, and an additional $14,500, which would be due upon execution of the lease contract. The agreement also indicates that the $10,500 paid would be applied to the $25,000 lease commitment fee, if the contract is executed. If the parties do not execute the lease contract, no further amounts are owed by the Company.

On September 19, 2024, the Company entered into an agreement with Del Cielo LLC (“Del Cielo”) for the introduction of potential leasing companies and institutional investment banking firms. The agreement required an initial payment of $12,500 and ongoing monthly payments of $5,500. The Company paid $12,500 during the quarter ended September 30, 2024, and the $5,500 initial monthly payment was made in October 2024. The agreement also provides that subsequent to November 20, 2024, the agreement can be terminated at any time.

See other commitments and contingencies under “NOTE 8. RELATED PARTY TRANSACTIONS”, “NOTE 10. NOTES PAYABLE” and NOTE 13. SUBSEQUENT EVENTS”.

NOTE 10. NOTES PAYABLE

On March 24, 2023, the Company issued to a private investor, a $50,000 Convertible Promissory Note (“Note”), with an interest rate of 5% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is June 30, 2023. As further inducement, the Company issued a warrant to purchase 100,000 shares of the Company’s restricted common stock, exercisable at $0.75 per share any time prior to March 24, 2026, the warrant expiration date. On the maturity date noteholder opted to convert, for the issuance of 100,000 shares of restricted common stock, but the shares were not issued, resulting in the note payable balance at each period end. The noteholder agreed to pause the accrual of interest after June 30, 2023. The principal balance owed on September 30, 2024, and June 30, 2024, was $50,000. The note’s accrued interest on September 30, 2024, and June 30, 2024, was $35.

On May 15, 2023, the Company issued a private investor a $19,375 Convertible Promissory Note (“Note”), with an interest rate of 5% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is June 30, 2023. As further inducement, the Company issued a warrant to purchase 38,750 shares of restricted common stock exercisable at $0.75 per share any time prior to May 15, 2026, the warrant expiration date. On the maturity date the noteholder opted to convert for the issuance of 100,000 shares of restricted common stock, but the shares were not issued, resulting in the note payable balance at each period end. The principal balance owed on September 30, 2024, and June 30, 2024, was $19,375. The note’s accrue interest on September 30, 2024, and June 30, 2024, were $1,756 and $1,115, respectively.

On September 25, 2023, the Company issued a private investor a $20,000 180-day Senior Secured Convertible Promissory Note (“Note”), with an interest rate of 10% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is March 23, 2024. As further inducement, the Company agreed to issue 20,000 shares of restricted common stock and issued a warrant to purchase 40,000 shares of restricted common stock exercisable at $0.75 per share, any time prior to September 25, 2026, the warrant expiration date. On March 31, 2024, the noteholder opted to convert for the issuance of 20,000 shares of restricted common stock, but the shares were not issued, resulting in the note payable balance at each period end. The principal balance owed on September 30, 2024, and June 30, 2024, was $20,000. The note’s accrue interest on September 30, 2024, and June 30, 2024, were $2,008 and $1,507, respectively. The stock subscription payable was $3,200 on September 30, 2024, and June 30, 2024, respectively.

On September 29, 2023, the Company issued a private investor a $25,000 180-day Senior Secured Convertible Promissory Note, with an interest rate of 10%, convertible at $0.50 per share the lender’s discretion. The Note’s maturity date is September 29, 2024. As further inducement, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $0.75 per share, any time prior to October 2, 2026, the warrant expiration date. The shares were not issued. The noteholder agreed to pause the accrual of interest after the maturity date. The principal balance owed on September 30, 2024, and June 30, 2024, was $25,000. The note’s accrue interest on September 30, 2024, and June 30, 2024, was $2,500 and $1,875 respectively. The stock subscription payable was $4,000 on September 30, 2024, and June 30, 2024.

On March 12, 2024, the Company issued to a private investor a $10,000 180-day Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is August 21, 2024. As further inducement, the Company agreed to issue 20,000 shares of restricted common stock. The shares were not issued. The principal balance owed at September 30, 2024 and June 30, 2024 was $10,000. The note’s accrued interest at September 30, 2024, June 30, 2024 was $504 and $304 respectively. The stock subscription payable was $3,200 on September 30, 2024, and June 30, 2024, respectively.

.

On May 23, 2024, the Company issued to a private investor a $10,000 90-day Secured Convertible Promissory Note bearing an interest rate of 10%, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is August 21, 2024. As further inducement, the Company agreed to issue 30,000 restricted common stock shares. The shares were not issued. The noteholder agreed to pause the accrual of interest after the maturity date. The Company agreed with the noteholder that the debt would cease incurring interest after its maturity date. The principal balance owed at September 30, 2024 and June 30, 2024 was $10,000. The note’s accrued interest at September 30,2024 and June 30, 2024, was $375 and $125, respectively. The stock subscription payable was $4,800 on September 30, 2024, and June 30, 2024, respectively.

.

On July 1, 2024, the Company issued to a private investor a $5,000 180-day Secured Convertible Promissory Note bearing an interest rate of 10% for, which may be converted at $0.50 per share at the lender’s discretion. The Note’s maturity date is December 31, 2024. As further inducement to purchase this Note, the Company agreed with Investor to issue 5,000 restricted common stock shares and a warrant to purchase 10,000 shares of common stock exercisable at $0.75 at any point prior to June 30, 2027. The shares were not issued. The principal balance owed on September 30, 2024, was $5,000. The note’s accrued interest on September 30, 2024, was $123. The stock subscription payable was $1,600 on September 30, 2024.

On July 1, 2024, the Company issued to a private investor a $36,623 180-day Secured Convertible Promissory Note bearing an interest rate of 10% for, which may be converted at $0.50 per share at the lender’s discretion. The Note’s maturity date is December 31, 2024. As further inducement to purchase this Note, the Company agreed to issue 36,623 shares of restricted common stock and a warrant to purchase 73,247 shares of common stock exercisable at $0.75 per share, prior to June 30, 2027. The shares from this transaction have not been issued as of the date of this report. The principal balance was $36,623. The note’s accrued interest on September 30, 2024, was $903. The stock subscription payable was $5,860 on September 30, 2024.

On July 17, 2024, the Company issued to a private investor a $10,000 365-day Secured Convertible Promissory Note bearing an interest rate of 12% for, which may be converted at $0.50 per share at the lender’s discretion. The Note’s maturity date is July 17, 2025. As further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 common stock shares. The shares from this transaction have not been issued as of the date of this report. The principal balance was $10,000. The note’s accrued interest on September 30, 2024, was $243. The stock subscription payable was $4,000 on September 30, 2024.

See due to Note 8 “Related Parties Transactions” for additional senior secured convertible promissory notes issuances.

NOTE 11 – COMMON STOCK

Frank. Horkey received 350,000 restricted common stock  shares for acting as the Company’s  President and Director since his previous contract expired on December 31, 2019 and, on July 1, 2022, he received 250,000  restricted common stock shares or his three year board position vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; twenty thousand eight hundred thirty three (20,833) shares vest quarterly the fiscal year ended June 30, 2024 twenty thousand eight hundred thirty three (20,833) shares vest quarterly for the fiscal year ended June 30, 2025.

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

On July 1, 2022  Squadron Marketing LLC received 250,000 restricted common stock shares  for acting on the Company’s Advisory Board for fiscal 2023 through 2025, vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly the fiscal year ended June 30, 2024; twenty thousand eight hundred thirty three (20,833) shares vest quarterly for the fiscal year ended June 30, 2025.

On July 1, 2022  Lazarus Asset Management LLC - received 250,000 restricted common stock shares  for serving  on the Company’s Advisory Board for fiscal 2023 through 2025 vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022 twenty thousand eight hundred thirty-three (20,833) shares vest quarterly the fiscal year ended June 30, 2024; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly for the fiscal year ended June 30, 2025.

On July 1, 2022, John Bennet received 50,000 restricted common stock shares for extending his consulting contract through fiscal year end 2023. On February 10, 2023, as incentive to accept the position of the Company’s Chief Financial Officer for the period of January 1, 2023- through the end of fiscal year 2024, Mr. Bennet was awarded an additional 100,000 restricted common stock shares that vest at 16,666 shares per quarter.

On July 1, 2022, James Marshall III received 75,000 restricted common stock shares for acting as the Company’s technical consultant for fiscal 2023. His shares are now deemed to be vested. James Marshall’s contract was not renewed.

On April 20, 2023, Shawn Perez Esq. was awarded 50,000 restricted common stock shares stock as an inducement for acting as the Company’s in-house counsel beginning January 1, 2023, through fiscal year end 2025.

NOTE 12 – WARRANTS

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

On July 28, 2022, August 1, 2022, and November 28, 2022, an investor purchased 400,001 Units consisting of one share of the Company’s restricted common stock and one Class C warrant to purchase one share of the Company’s restricted common stock at an exercise price of $1.50 per share for a period of three years.

On October 2, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $25,000, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 restricted common stock shares and a warrant to purchase 50,000 restricted common stock shares exercisable at $0.75 per share any time prior to October 2, 2026. The shares from this transaction have not been issued as of the date of this report.

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

See due to related parties and notes payable section in Note 8 and in Note 10 for additional information on convertible promissory notes issued with warrants on March 24, 2023, May 15, 2023, July 1, 2023, September 2023, October 2, 2023, April 1, 2024, and July 1, 2024.

Warrants Issued for Management and Consulting Services

On July 1, 2021, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a Class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50.

On May 26, 2022, the Company issued to Frank Horkey a Class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50 as part of his executive compensation during the 2022 fiscal year. These warrants vested on July 1, 2022.

On May 26, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued Class C warrant to purchase 500,000 common stock shares for a period of three years at an exercise price of $1.50 related to consulting services during fiscal 2022.This warrant vested on July 1, 2022.

On June 12, 2022, Mr. Horkey and Mr. Christiansen were each issued 250,000 class C warrants to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50. Exercise of these warrants commenced upon the effective date of the Company’s registration statement for serving on the Company’s Board of Directors.

On June 12, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50. Exercise of these warrants commenced upon the effective date of the Company’s registration statement for serving on the Company’s Advisory Board.

On July 1, 2024, Antonio Oliveria was issued a class C warrant to purchase 250,000 restricted common stock shares for his three-year Advisory Board position vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2024; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly the fiscal year ended June 30, 2024; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly for the fiscal year ended June 30, 2027.

On July 1, 2024, Matthew Cohen was issued warrant to purchase 250,000  restricted common stock shares for his three-year board position vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2024; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly the fiscal year ended June 30, 2024; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly for the fiscal year ended June 30, 2027.

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

The following is the outstanding warrant activity:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding June 30, 2021		187,500	$0.75	187,500	$0.75
Additions	Granted	3,497,833	1.5	1,247,833	1.5
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2022		3,685,333	$1.47	1,435,333	$1.47
Additions	Granted	400,002	1.5	1,983,335	1.5
Additions	Granted	138,750	0.75	138,750	0.75
	Rounding Adjustment	4	1.47	4	1.47
Outstanding June 30, 2023		4,224,089	$1.47	3,557,422	$1.47
Additions	Granted	770,000	1.5	770,000	1.5
Additions	Vested	-	-	333,334	1.5
Additions	Granted	1,005,000	0.75	1,005,000	0.75
Additions	Granted	3,000,000	0.1	3,000,000	0.1
Outstanding June 30, 2024		8,999,089	$0.91	8,665,756	$0.88
Additions	Granted	650,000	1.5	275,000	1.5
Additions	Granted	225,381	0.75	225,381	0.75
Cancellations	Cancelled	(157,500)	0.75	(157,500)	0.75
Additions	Vested	-	-
Outstanding September 30, 2024		9,716,970	$0.94	9,008,637	$0.90

These warrants were valued using a Black Scholes calculation applying the following factors: a stock price of $0.16, an exercise price of $1.50, a volatility of 160% and a risk-free interest rate of 5%.

Private Placement Transactions

The Securities Purchase Agreements

On July 22, 2022, we entered into a Securities Purchase Agreement with one private investor who is not a Selling Stockholder (defined above) to whom the Company sold $100,000 in aggregate principal amount for 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. On August 8, 2022, the same private investor has committed to purchasing another $100,000 in aggregate principal amount for an additional 133,333 shares of our common stock and warrants to purchase 133,333 shares common stock shares, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. On January 30, 2023, the same investor purchased 133,334 restricted common stock shares, indicating all terms of these issuances as well. The Company closed the transactions contemplated by the Securities Purchase Agreement. The Company issued the securities contemplated under the Securities Purchase Agreement in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act. (B)

No shares were issued in the period ended September 30, 2024.

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

Pursuant to the Registration Rights Agreements, the Company agreed to file the registration statement(s) no later than the earlier of (a) 180-days after an initial public offering by the Company or (b) twelve (12) months after effective date of the Registration Rights Agreement. Furthermore, we agreed to grant the parties to the Securities Purchase Agreement a “piggy-back” registration right upon at least 10-day notice prior to the Company’s filing of a registration statement (or confidential submission in draft form) with the SEC. As contemplated by the terms of the Registration Rights Agreements, the Company filed a registration statement on Form S-1, as amended, that became effective on September 8, 2022.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events needed to be disclosed.

On October 2, 2024, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum for $25,000, which may be converted at $0.50 per shares at any time during the period. As a further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 shares of the Company’s restricted common stock and a warrant to purchase 50,000 restricted common stock shares exercisable at $0.75 per share at any time prior to October 2, 2027. The shares from this transaction have not been issued as of the date of this report.

On October 20, 2024, the Company entered into an agreement with Clearwater Power Company (“Clearwater”) for the provision of electric power and facilities to support its cryptocurrency mining operations. As part of this contract, the Company deposited approximately $77,000 with Clearwater, held as a non-interest-bearing security deposit. Operations have not yet commenced as of the date of this report. The Company has now received an electric bill for its first month of approximately $10,000.

During the month of October 2024, the Company accepted three additional subscriptions from investors. The total amount received from these subscriptions totaled $250,000 in Units priced at $1.00 per Unit.  Each Unit consists of one (1) share of the Company’s restricted common stock and one (1) warrant exercisable at $1.50 per share for a period of three (3) years from the date of Closing.

During the month of November 2024, the Company agreed with related party debtholders, Frank Horkey and Lazarus Asset Management, LLC to waive its obligations to issue its restricted common stock as incentives to enter into their respective related party debts agreements. It was further agreed that the Company would instead issue pre-paid warrants to Horkey and Lazarus exercisable at $0.01 with no termination date. The right to receive restricted stock as an incentive for executing various note payables was waived on the note payable issuance date by Frank Horkey and Lazarus Asset Management, LLC. In October 2024, the Company agreed to replace those rights with prepaid warrants exercisable at $0.01 per share with no expiration date. The right to receive restricted stock as an incentive for executing various note payables was waived on the note payable issuance date by Frank Horkey and Lazarus Asset Management, LLC. In October 2024, the Company agreed to replace those rights with prepaid warrants exercisable at $0.01 per share with no expiration date.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

T-Rex Acquisition Corp is hereinafter referred to as “we”, “our”, or “us”.

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

RESULTS OF OPERATION

Quarter Ended September 30, 2024, Compared to Quarter Ended September 30, 2023

Revenue for the Quarter ended September 30, 2024, was $0 compared to $12,912 for the quarter ended September 30, 2023, a decrease of $12,912 or 100%. The decrease in revenues is primarily attributable to a consolidation of our mining operation at a co-location facility that we will own. Accordingly, mining activity was halted while operational changes were made.

Our net loss for the quarter ended September 30, 2024, was $311,815 compared to a net loss of $345,760 during the quarter ended September 30, 2023. The $33,945 decrease in the net loss is primarily attributable to a substantial decrease in stock-based compensation issued for services.

During the three months ended September 30, 2024, we incurred operating expenses of $300,561 compared to $334,611 for the same period in 2023.  The decrease in expenses was mainly due to a decrease in shares issued for services and an increase in management and consulting fees.

During the quarter ended September 30, 2024, we incurred interest expenses of $11,254 compared to $1,894 incurred during the quarter ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended September 30, 2024

As of September 30, 2024, our current assets were $207,429 and our current liabilities were $1,551,925, which resulted in a working capital deficit of $1,344,496.

Cash Flows from Operating Activities

For the three months ended September 30, 2024, net cash flows used in operating activities was $201,556 compared to $171,215 for the same period in 2023.

Cash Flows from Investing Activities

For the three months ended September 30, 2024, and 2023, there were no net cash flows used in investing activities.

Cash Flows from Financing Activities

For the three months ended September 30, 2024, net cash flows provided by financing activities were $201,623 compared to $147,306 for the same period in 2023.

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

MATERIAL COMMITMENTS

The Company, through its wholly owned subsidiary Raptor Mining, previously had contracts with two co-location cryptocurrency mining facilities. These facilities provided the Company with electricity and maintenance of our Crypto miner hardware. Since the period ended June 30, 2024, the Company has planned to consolidate its mining operations to one facility.

Convertible Debentures

See due to related parties and notes payable section in Note 8 and Note 10. for additional information on convertible promissory notes issued on March 24, 2023, May 15, 2023, July 1, 2023, September 25, 2023, October 2, 2023, March 12, 2024, April 1, 2024, and July 1, 2024.

PURCHASE OF SIGNIFICANT EQUIPMENT

In anticipation of completing the acquisition of the Orofino ID facility, the Company has applied for lease financing for the purposes of securing 275 latest generation ASIC 270 terrahache miners over the next sixty days. Pricing for ASIC miners is generally directly related to the price of bitcoin; as of the date of this filing, these particular ASIC miners cost between $8,500 and $9,000 per ASIC miner.  Our planned lease of these miners is subject to our financial ability to do so and/or to obtain equity financing to pay for the ASIC miners.

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

GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred a net loss of $311,815 during the nine months ended September 30, 2024, and had accumulated deficit of $7,335,613, and a working capital deficit of 1,344,496 as of September 30, 2024. While the Company is attempting to generate greater revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is a substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues and raise capital.

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

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Chief Executive Officer/Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and,

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

Our Chief Executive Officer/Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer/Chief Financial Officer believe that, as of March 31, 2024, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities.

On July 1, 2023, the Company issued Frank Horkey a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation. The Company agreed with Horkey to issue 75,000 restricted common stock and a warrant to purchase 150,000 restricted common stock shares at $.75 per share at any time prior to July 1, 2026.  On January 1, 2024, the Company and Mr. Horkey agreed to extend the principal and interest due totaling $76,875 into a new 180-Day Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation. The Company agreed with Horkey to issue 78,75,000 restricted common stock shares and a warrant to purchase 157,5000 restricted common stock shares at $.75 per share at any time prior to January 1, 2027. The balance owed on March 31, 2024, is $80,719.

On July 1, 2023, the Company issued Lazarus Asset Management, LLC a $75,000 Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation. The Company agreed with Lazarus to issue 75,000 restricted common stock shares and a warrant to purchase 159,000 restricted common stock shares at $.75 per share at any time prior to July 1, 2026.  On January 1, 2024, the Company and Lazarus Asset Management LLC agreed to extend the principal and interest due totaling $76,875 into a new 180-Day Senior Secured Convertible Promissory Note bearing an interest rate of 10% per annum which was convertible at $.50 per share to settle amounts owed as compensation. The Company agreed with Lazarus to issue 78,750 shares of the Company’s restricted common stock and a warrant to purchase 157,5000 restricted common stock shares at $.75 per share at any time prior to January 1, 2027. The balance owed on March 31, 2024, is $80,719.

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

On October 2, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $25,000, which may be converted at $.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 restricted common stock shares and a warrant to purchase 50,000 restricted common stock shares exercisable at $.75 per share any time prior to October 2, 2026. The shares from this transaction have not been issued as of the date of this report.

On February 9, 2024, the Company issued Sparta Road Ltd. (c/o Timothy B Ruggiero) a $50,000 Senior Secured Convertible Promissory Note bearing an interest rate of 5% per annum which is convertible at $0.25 per share. As an incentive to make this loan, Sparta Road Ltd. received 100,000 restricted common stock shares.  This Note was issued in exchange for advances made by Lazarus Asset Management LLC to cover certain expenses of the Company. The shares from this transaction have not been issued as of the date of this report.

On March 12, 2024, the Company issued to a private investor a 180-day Secured Convertible Promissory Note bearing an interest rate of 5% for $10,000, which may be converted at $.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 20,000 restricted common stock shares. The shares from this transaction have not been issued as of the date of this report.

On July 1, 2024, the Company issued to a private investor a 180-day Secured Convertible Promissory Note bearing an interest rate of 10% for $5,000, which may be converted at $.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 5,000 shares of the Company’s restricted common stock and a warrant to purchase 20,000 shares restricted common stock shares at any point prior to June 30, 2027.

On July 1, 2024, the Company issued to a private investor a 180-day Secured Convertible Promissory Note bearing an interest rate of 10% for $31,649, which may be converted at $.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 5,000 restricted common stock shares and a warrant to purchase 63,298 restricted common stock shares at any point prior to June 30, 2027.

On July 17, 2024, the Company issued to a private investor a 365-day Secured Convertible Promissory Note bearing an interest rate of 12% for $10,000, which may be converted at $.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 restricted common stock shares.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated December 31, 2022, on Form 10-Q are included, or incorporated by reference, in this three-months ended September 2024, Report on Form 10-Q.

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

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Schema**
101.CAL	XBRL Taxonomy Calculation Link base**
101.DEF	XBRL Taxonomy Definition Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Taxonomy Presentation Linkbase**

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

T-REX Acquisition Corp. a Nevada corporation

December 24, 2024	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

December 24, 2024	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 24, 2024	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

