Form 10-K/A
period 2024-06-30
T-REX Acquisition Corp.
filed 2024-12-30
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

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

As of date of filing December 30, 2024, there were 18,223,953 shares of the issuer’s common stock issued and outstanding (par value $.0001).

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

Shares Issued for Services

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

Our net loss for the year ended June 30, 2024, was $1,023,271 compared to a net loss of $1,839,770 during the year ended June 30, 2023. The $816,499  decrease in the net loss is primarily attributable to a substantial decrease in stock-based compensation issued for services and a decline in depreciation expense from the fiscal year ended June 30, 2023, to June 30, 2024, due to its revision of the mining equipment’s estimated useful life from seven to one year.

During the year ended June 30, 2024, we incurred operating expenses of $981,379 compared to $1,321, 423 incurred during the year ended June 30, 2023. The $340,044 is primarily attributable to a decrease in stock-based compensation issued for services.

During the year ended June 30, 2024, we incurred interest expense of $27,458, out of which, interest expense of $2,131 was incurred on an unpaid vendor payable balance and $24,910 was incurred as interest expense on notes payable, compared to $1,766 during the year ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended June 30, 2024

As of June 30, 2024, our current assets are $152,249 and our current liabilities are $1,259,861, which resulted in a working capital deficit of $1,107,612. As of June 30, 2023, our current assets are $185,455 and our current liabilities are $629,038, which resulted in a working capital deficit of $443,583.

As of June 30, 2024, and June 30, 2023, our total liabilities are $1,259,861 and $629,038, respectively and are comprised entirely of current liabilities, representing increased liabilities of $630,823.

Cash Flows from Operating Activities

For the year ended June 30, 2024, net cash flows used in operating activities was $614,853 compared to net cash flows used in operating activity of $188,196 for the same period in 2023, representing increased net cash flows used in operating activities of $426,657.

Cash Flows used by Investing Activities

For the year ended June 30, 2024, net cash flows used by investing activities was $0 and June 30, 2023, net cash flows used by investing activities was $88,000.

Cash Flows from Financing Activities

For the year ended June 30, 2024, our net cash flows provided by financing activities were $590,980 and $300,001, respectively, representing increased net cash flows by financing activities of $290,979.

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

GOING CONCERN

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenue sufficient to cover our operating expenses and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit on June 30, 2024, and 2023 of $7,023,798 and $6,000,527, respectively. Net losses for fiscal years ended June 30, 2024, and 2023 were $1,023,271 and $1,839,770, respectively. Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. In its report on our financial statements for the years ended June 30, 2024, and 2023 our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

T-Rex Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of T-Rex Acquisition Corp. and its subsidiaries (“the Company”, “T-Rex”) as of June 30, 2024, and 2023, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended June 30, 2024, and 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and 2023, and the results of its operations and its cash flows for the years ended June 30, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit:

Our principal audit procedures to evaluate management's revenue recognition consisted of the following, among others:

1.	Obtained and reviewed the Company's policies for recognizing revenue and the related application under generally accepted accounting principles.

2.	Verified the reliability and accuracy of daily mining reports on which recognized revenue is derived.

3.	Tested the accuracy of revenue recognized and recognized gain/loss on sale/exchange of cryptocurrency.

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

Complex Accounting Treatments - Stock based compensation

Description of the Matter:

As discussed in Notes 2 and 12 the Company has stock-based compensation which is recognized as expensed ratably over the requisite service period/vesting period, which requires fair value calculations and subject to critical judgment.

How the Critical Audit Matter Was Addressed in the Audit:

We examined management agreements for issuance of stock, verified the grant date and vesting period and recalculated the stock’s fair value and stock-based compensation expense

Other Matters – Restatement

The financial statements have been restated for an error and omission. The matter is disclosed in Notes: “2. RESTATEMENT OF THE FINANCIAL STATEMENTS”, Notes “8. RELATED PARTY TRANSACTIONS”, Notes “10. NOTES PAYABLE”, and in Note “13. SUBSEQUENT EVENTS”.  There have been updates to the notes for other topics solely for clarity but were not the purpose of the restatement.

How We Addressed these Matters in Our Audit:

We examined related contracts, evaluated management’s response to our inquiry and tested calculations.  Our examination and management’s replies to our inquiry provided comfort that restated amounts are reasonable, the related disclosures are adequate and that relevant conditions related to the restatement were considered for proper valuations.

/S/ INTEGRITAT CPA (PCAOB ID 6624)

We have served as the Company’s auditor since 2022.

Boca Raton, Florida

November 18, 2024

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023
	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$36	$23,909
Crypto currency held	-	-
Prepaid consulting - current	152,213	161,546
TOTAL CURRENT ASSETS	152,249	185,455
NON CURRENT ASSETS:
Plant and equipment	-	14,948
Prepaid consulting - noncurrent	-	152,213
TOTAL NON CURRENT ASSETS	-	167,161

TOTAL ASSETS	$152,249	$352,616

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued Expenses	$57,950	$63,713
Due to related party - accrued compensation	664,430	495,800
Due to related party - advances	13,602	-
Note payable	134,375	69,525
Interest payable	4,961	-
Notes payable - related parties	357,500	-
Interest payable - related party	12,043	-
Deposit payable	15,000	-
TOTAL CURRENT LIABILITIES	1,259,861	629,038
NON CURRENT LIABILITIES:
TOTAL NON CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	1,259,861	629,038

Commitments and contingencies (Note 10)	$-	$-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 350,000,000 shares and 18,223,953 and 18,223,953 issued and outstanding as of June 30, 2024, and 2023, respectively	1,822	1,822
Additional paid in capital	5,899,164	5,722,283
Stock subscription payable	15,200	-
Accumulated deficit	(7,023,798)	(6,000,527)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,107,612)	(276,422)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$152,249	$352,616

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30,

	2024	2023
	(Restated)
REVENUE
Mining Revenue	$15,824	$54,607
Realized Gain (Loss) on sale/exchange of Bitcoin	-	1,030
Total revenues	$15,824	$55,637

Cost of goods sold
Depreciation	14,948	494,685
Hosting	11,810	65,233
Contract Labor	-	8,800
Environmental expense	3,500	3,500
Total cost of goods sold	30,258	572,218

Gross Profit (Loss)	(14,434)	(516,581)

Expenses
Transfer Agent and Filing Fees	32,214	20,445
Professional Fees	79,625	69,687
Management and Consulting Fees	498,000	541,500
Share based compensation	338,427	647,024
Administration Fees	33,113	42,767
Total operating expenses	981,379	1,321,423

Loss from Operations	(995,813)	(1,838,004)

Other income (expenses):
Interest expense	(27,458)	(1,766)
Total other income (expenses)	(27,458)	(1,766)

Loss Before Income Taxes	(1,023,271)	(1,839,770)

Net Loss	$(1,023,271)	$(1,839,770)

Basic and Dilutive Net Loss Per Share	$(0.06)	$(0.10)

Basic and Dilutive - Weighted average number of common shares outstanding	18,223,953	18,831,350

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended June 30, 2024, and 2023

	Common Stock at Par $0.0001		Additional	Stock
	Number of Shares	Amount	Paid in Capital	Subscription Payable	Accumulated Deficit	TOTAL

Balance June 30, 2022	19,573,952	$1,958	$4,918,002	$-	$(4,160,757)	$759,202

Shares surrendered	(1,900,000)	(190)	190			-
Shares issued for services	150,000	15	20,985			21,000
Shares issued for cash	400,001	40	299,961			300,001
Share based expense for warrants issued		-	483,145			483,145
Net loss	-	-	-		(1,839,770)	(1,839,770)
Balance June 30, 2023	18,223,953	$1,822	$5,722,283	$-	$(6,000,527)	$(276,422)

Share based expense for warrants issued	-	-	176,881			176,881
Note payable obligation to issue shares				15,200		15,200
Net loss	-	-	-		(1,023,271)	(1,023,271)
Balance June 30, 2024 (Restated)	18,223,953	$1,822	$5,899,164	$15,200	$(7,023,798)	$(1,107,612)

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended June 30,

	2024	2023
	(Restated)
OPERATING ACTIVITIES
Net Loss	$(1,023,271)	$(1,839,770)
Adjustments to reconcile net loss to net cash used in operating activities
Share based expense for warrants issued	338,427	647,024
Cost of goods sold - depreciation expense	14,948	494,685
Loan costs - paid by share issuance	15,200

Changes in assets and liabilities:
Crypto currency held	-	9,211
Other assets	-	10,570
Accounts payable and accrued expenses	(5,764)	44,759
Interest payable to third parties	4,962
Interest payable to related parties	12,043
Advances payable to related parties	13,602	69,525
Balances owed to related parties		375,800
Deposit payable	15,000
Net cash used in operating activities	(614,853)	(188,196)

INVESTING ACTIVITIES:
Purchase of equipment	-	(88,000)
Net cash used in investing activities	-	(88,000)

FINANCING ACTIVITIES:
Shares issued for cash	-	300,001
Net proceeds received from related party debt	168,630
Proceeds from issuance of note payable - related parties	357,500	-
Proceeds from issuance of note payable - unrelated parties	64,850	-
Net cash provided by financing activities	590,980	300,001
NET INCREASE (DECREASE) IN CASH	(23,873)	23,805

CASH AT BEGINNING OF PERIOD	23,909	104

CASH AT END OF PERIOD	$36	$23,909

Supplemental Cashflow Information
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Non-Cash Investing and Financing Activities
Adjustment in par value from $0.001 to $0.0001	$-	$17,616
Surrender of shares	$-	$19,000

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

Restatement of the Audited Financial Statements

The financial statements have been restated for an omitted accrual in the amount of approximately $15,000 for the Company’s obligation to settle note payable incentives in the form of stock. These findings pertain to amounts reported for stock subscription payable, in the equity sections of the statements and the loan cost expense incurred. Refer to the statements and Note 10 “Notes Payable”.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

	Level 1	Level 2	Level 3	Total
Note Payable (unrelated parties) – June 30, 2023	$-	$-	$69,525	$69,525

	Level 1	Level 2	Level 3	Total
Note Payable (related parties) – June 30, 2024	$-	$-	$357,200	$357,200

Note Payable (unrelated parties) - June 30, 2024	$-	$-	$134,375	$134,375

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

As of June 30, 2024, we had a net operating loss carry-forward of approximately $7,023,798 and a deferred tax asset of $1,474,998 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a valuation allowance of $1,474,998. FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On June 30, 2024, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2024	June 30, 2023
Deferred Tax Asset	$1,474,998	$1,260,111
Valuation Allowance	(1,474,998)	(1,260,111)
Deferred Tax Asset (Net)	$0	$0

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

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $7,023,798 and a working capital deficit of $1,107,612 on June 30, 2024. Net losses for fiscal years ended June 30, 2024, and 2023 were $1,023,271 and $1,839,770, respectively.

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

 NOTE 4. PRE-PAID CONSULTING

The Company issued shares to its directors and advisors for services to be performed at a future date. The common shares are recorded as issued and outstanding at the time they are granted, and the related share-based compensation expense is incurred as services performed. Compensation expense not incurred is accounted for as prepaid consulting expense. On June 12, 2022, the Company issued 1,000,000 restricted shares of common stock to advisors and directors for services to be provided at a future date. The shares were valued at $0.46 per share, to be vested over a period of three years, for their services, resulting in a value of $456,639. On January 1, 2023, the Company issued 100,000 restricted shares of the Company’s common stock to its Chief Financial Officer for services to be provided at a future date. The shares were valued at $0.14 per share, to be vested over a period of 18 months, resulting in a value of $14,000. During the fiscal year ended June 30, 2024, the Company expensed $161,546 of this amount, which resulted in a prepaid consulting balance of $152,213.

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

On July 1, 2023, the Company issued Frank Horkey (“Horkey”) a $75,000 Senior Secured Convertible Promissory Note as partial settlement for management compensation owed. The note bears interest at a rate of 10% per annum and is convertible to the Company’s common stock at a rate of $0.50 per share. As further inducement, the Company agreed to issue Horkey 75,000 shares of its restricted common stock and issued a warrant to purchase 150,000 shares of its restricted common stock at a price of $0.75 per share, any time prior to July 1, 2026, the warrant expiration date. On January 1, 2024, the note principal owed was $75,000 and accrued interest owed was $3,750. On this date the note was cancelled and replaced with a new Senior Secured Convertible Promissory Note, which was issued with a principal balance of $78,750, an interest rate of 10% per annum, a conversion rate of $0.50 per share and a maturity date of June 30, 2024. Under the new note the Company agreed to issue 78,750 shares of the Company’s common stock and issued a warrant to purchase 157,500 shares of the Company’s common stock at $0.75 per share, any time prior to January 1, 2027, the warrant expiration date. No shares were issued or warrants exercised as of June 30, 2024, and the principal is $78,750 and accrued interest is $3,931.

On July 1, 2023, the Company issued Lazarus Asset Management LLC (“Lazarus”) a $75,000 Senior Secured Convertible Promissory Note as partial settlement for management compensation owed. The note bears interest at a rate of 10% per annum and is convertible to the Company’s common stock at a rate of $0.50 per share. As further inducement, the Company agreed to issue Lazarus 75,000 shares of its restricted common stock and issued a warrant to purchase 150,000 shares of its restricted common stock at a price of $0.75 per share, any time prior to July 1, 2026, the warrant expiration date. On January 1, 2024, the note principal owed was $75,000 and accrued interest owed was $3,750. On this date the note was cancelled and a new Senior Secured Convertible Promissory Note was issued in its place, with a principal balance of $78,750, an interest rate of 10% per annum and a conversion rate of $0.50 per share. Under the new note the Company agreed to issue 78,750 shares of the Company’s common stock and issued a warrant to purchase 157,500 shares of the Company’s common stock at $0.75 per share, any time prior to January 1, 2027, the warrant expiration date. The principal and interest owed on June 30, 2024, was $82,688. Lazarus assigned $36,623 and $5,000 of the principal to two other stockholders. The note payable balance was canceled on July 1, 2024, and a new Senior Secured Convertible Promissory Note was issued with a principal of $41,064, interest rate of 10% per annum, conversion rate of $.50 per share and maturity date of June 30, 2024. As further inducement to settle amounts owed as compensation, the Company agreed to issue 41,064 restricted shares of its common stock and a warrant to purchase 82,134 restricted common shares at $.75 per share at any time prior to July 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement. As of June 30, 2024, the principal balance is $78,750 and accrued interest is $3,938.

On February 9, 2024, the Company issued Sparta Road Ltd. C/o Timothy B. Ruggiero a $50,000 Senior Secured Convertible Promissory Note, with an interest rate of 5% per annum, convertible at $0.25 per share. As an incentive the Company agreed to issue Sparta Road 100,000 shares of restricted common stock. The Note was issued as a repayment of advances made by Sparta Road Ltd. Lazarus Asset Management LLC to cover certain expenses of the Company. No shares were issued or warrants exercised under this agreement. As of June 30, 2024, the principal balance is $50,000 and accrued interest is $349.

 On April 1, 2024, the Company issued Frank Horkey a $75,000 Senior Secured Convertible Promissory Note with an interest rate of 10% per annum, convertible at $0.50 per share as compensation for management services. As further inducement, the Company agreed to issue 75,000 shares of the Company’s restricted common stock and issued a warrant to purchase 150,000 shares of the Company’s restricted common stock at $0.75 per share any time prior to April 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement. As of June 30, 2024, the principal balance is $75,000 and accrued interest is $3,833.

On April 1, 2024, the Company issued Lazarus a $75,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, as compensation for management services. As further inducement, the Company agreed to issue 75,000 shares of restricted common stock and issued a warrant to purchase 150,000 restricted common stock shares at $0.75 per share any time prior to April 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement. As of June 30, 2024, the principal balance is $75,000 and accrued interest is $1,875.

All share issuance obligations, which were granted as an incentive to convert amounts owed to note payables, were waived by note holders on the issuance date, and in October 2024, replaced by the issuance of prepaid warrants to purchase the Company’s common stock at $0.01 per share.

Additionally, certainly shareholders advanced a total of $13,602 to the Company to cover operating expenses. These amounts are non-interest bearing, unsecured and have no repayment terms.

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

See other commitments and contingencies under “NOTE 8. RELATED PARTY TRANSACTIONS”, “NOTE 10. NOTES PAYABLE” and “NOTE 13. SUBSEQUENT EVENTS”.

NOTE 10. NOTES PAYABLE

 On March 24, 2023, the Company issued to a private investor, a $50,000 Convertible Promissory Note (“Note”), with an interest rate of 5% per annum, convertible at $.50 per share at the lender’s discretion. The Note’s maturity date is June 30, 2023. As further inducement, the Company issued a warrant to purchase 100,000 shares of the Company’s restricted common stock, exercisable at $.75 per share any time prior to March 24, 2026, the warrant expiration date. On the maturity date noteholder opted to convert, for the issuance of 100,000 shares of restricted common stock, but the shares were not issued, resulting in the note payable balance at each period end. The noteholder agreed to pause the accrual of interest after June 30, 2023. The principal balance owed on June 30, 2024, was $50,000. The note’s accrued interest on June 30, 2024, was $35.

On May 15, 2023, the Company issued a private investor a $19,375 Convertible Promissory Note (“Note”), with an interest rate of 5% per annum, convertible at $.50 per share at the lender’s discretion. The Note’s maturity date is June 30, 2023. As further inducement, the Company issued a warrant to purchase 38,750 shares of restricted common stock exercisable at $.75 per share any time prior to May 15, 2026, the warrant expiration date. On the maturity date the noteholder opted to convert for the issuance of 100,000 shares of restricted common stock, but the shares were not issued, resulting in the note payable balance at each period end. The principal balance owed on June 30, 2024, was $19,375. The note’s accrue interest on June 30, 2024, was $1,115.

On September 25, 2023, the Company issued a private investor a $20,000 180-day Senior Secured Convertible Promissory Note (“Note”), with an interest rate of 10% per annum, convertible at $.50 per share at the lender’s discretion. The Note’s maturity date is March 23, 2024. As further inducement, the Company agreed to issue 20,000 shares of restricted common stock and issued a warrant to purchase 40,000 shares of restricted common stock exercisable at $.75 per share, any time prior to September 25, 2026, the warrant expiration date. On March 31, 2024, the noteholder opted to convert for the issuance of 20,000 shares of restricted common stock, but the shares were not issued, resulting in the note payable balance at each period end. The principal balance owed on June 30, 2024, was $20,000. The note’s accrue interest on June 30, 2024, was $1,507. The stock subscription payable was $3,200 on June 30, 2024.

On September 29, 2023, the Company issued a private investor a $25,000 180-day Senior Secured Convertible Promissory Note, with an interest rate of 10%, convertible at $.50 per share the lender’s discretion. The Note’s maturity date is September 29, 2024. As further inducement, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $.75 per share, any time prior to October 2, 2026, the warrant expiration date. The shares were not issued. The noteholder agreed to pause the accrual of interest after the maturity date. The principal balance owed on June 30, 2024, was $25,000. The note’s accrue interest on June 30, 2024, was $1,875. The stock subscription payable was $4,000 on June 30, 2024.

On March 12, 2024, the Company issued to a private investor a $10,000 180-day Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $.50 per share at the lender’s discretion. The Note’s maturity date is August 21, 2024. As further inducement, the Company agreed to issue 20,000 shares of restricted common stock. The shares were not issued. The principal balance owed on June 30, 2024, was $10,000. The note’s accrue interest on June 30, 2024, was $304. The stock subscription payable was $3,200 on June 30, 2024.

.

On May 23, 2024, the Company issued to a private investor a $10,000 90-day Secured Convertible Promissory Note bearing an interest rate of 10%, convertible at $.50 per share at the lender’s discretion. The Note’s maturity date is August 21, 2024. As further inducement, the Company agreed to issue 30,000 restricted common stock shares. The shares were not issued. The noteholder agreed to pause the accrual of interest after the maturity date. The Company agreed with the noteholder that the debt would cease incurring interest after its maturity date. The principal balance owed on June 30, 2024, was $10,000. The note’s accrued interest on June 30, 2024, was $125. The stock subscription payable was $4,800 on June 30, 2024.

See due to Note 8 “Related Parties Transactions” for additional senior secured convertible promissory notes issuance.

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

On February 8, 2024, entities belonging to Peter S. Chung and Timothy B. Ruggiero, collectively, accepted a Pre-Funded Common Stock Purchase Warrant to purchase three million shares of the Company’s restricted common stock at $.01 per share until the Warrant has been exercised in full. These warrants were issued as full consideration for their surrendering of 1.9 million shares of the Company’s Founders Common Stock.

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

i.

On July 1, 2024, the Company issued a shareholder a $36,623 Senior Secured Convertible Promissory Note Bearing an interest rate of 10% per annum and a maturity date of December 31, 2024, which may be converted at $.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with the investor to issue 36,524 shares of the Company’s restricted common stock and a warrant to purchase 73,246 shares of the Company’s restricted common stock with an exercise price of $.75 prior to June 30, 2027.

ii

ii. On July 1, 2024, the Company issued a shareholder a $5,000 Senior Secured Convertible Promissory Note Bearing an interest rate of 10% per annum and a maturity date of December 31, 2024, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with the investor to issue 10,000 shares of the Company’s restricted common stock and a warrant to purchase 10,000 shares of the Company’s restricted common stock with an exercise price of $.75 prior to June 30, 2027.

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

The right to receive restricted common stock as an incentive for executing various note payables was waived on the note payable issuance date by Frank Horkey and Lazarus Asset Management, LLC. In October 2024, the Company agreed to replace those rights with prepaid warrants exercisable at $0.01 per share, with no expiration date.

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

TREX Acquisition Corp. a Nevada corporation

December 30, 2024	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 30, 2024	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President