Form 10-Q
period 2024-12-31
T-REX Acquisition Corp.
filed 2025-02-21
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT DATED DECEMBER 31, 2024, REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended December 31, 2024

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

As of February 21, 2025, there were 18,223,953 shares of the Registrant’s $0.0001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

Common

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(A Nevada Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

T-REX ACQUISITION CORP.

December 31, 2024

T-REX ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	June 30, 2024
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$144	$36
Crypto currency held	-	-
Prepaid consulting - current	76,107	152,213
Prepaid expense	37,845	-
Other assets	110,069	-
TOTAL CURRENT ASSETS	224,165	152,249

TOTAL NON CURRENT ASSETS	-	-

TOTAL ASSETS	$224,165	$152,249

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$79,776	$57,950
Due to related party- accrued compensation	795,954	664,430
Due to related party- advances	-	13,602
Notes payable- third parties	185,998	134,375
Interest payable- third parties	9,833	4,961
Notes payable - related parties	387,314	357,500
Interest payable - related parties	16,702	12,043
Derivative liability	85,374	-
Deposit payable	15,000	15,000
TOTAL CURRENT LIABILITIES	1,575,951	1,259,861
NON CURRENT LIABILITIES:
TOTAL NON CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	1,575,951	1,259,861

Commitments and Contingencies (Note 9)	$-	$-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 0.0001 par value, authorized 350,000,000 shares and 18,223,953 and 18,223,953 issued and outstanding as of December 31, 2024, and June 30, 2024, respectively	1,822	1,822
Additional paid in capital	5,959,439	5,899,164
Stock subscription payable	439,993	15,200
Accumulated deficit	(7,753,040)	(7,023,798)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,351,786)	(1,107,612)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$224,165	$152,249

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended December 31,

(Unaudited)

	Three months ended		Six months ended
	2024	2023	2024	2023
REVENUE
Mining revenue	$-	$2,912	$-	$15,824
Realized gain (loss) on sale/exchange of Bitcoin	-	-	-	-
Impairment of digital assets	-	-	-	-
Total revenues	-	2,912	-	15,824

Cost of goods sold
Depreciation	-	-	-	14,948
Hosting	-	6,943	-	14,162
Total cost of goods sold	-	6,943	-	29,110

Gross Profit (Loss)	-	(4,031)	-	(13,286)

Expenses
Transfer agent and filing fees	3,234	1,197	22,876	22,530
Professional fees	16,620	(2,224)	52,503	40,776
Management and consulting fees	154,752	142,090	309,503	266,590
Share based compensation	74,858	65,857	149,716	206,714
Administration fees	70,724	8,362	86,151	11,389
Total operating expenses	320,188	215,282	620,749	547,999

Loss from Operations	(320,188)	(219,313)	(620,749)	(561,285)

Other income (expense)
Interest expense	(11,865)	(4,879)	(23,119)	(6,773)
Gain (loss) on derivative liabilities	(85,374)	-	(85,374)	-
Total other income (expense)	(97,239)	(4,879)	(108,493)	(6,773)

Loss Before Income Taxes	(417,427)	(224,192)	(729,242)	(568,058)

Less: Provision for Income Taxes	-	-	-	-

Net Loss	$(417,427)	$(224,192)	$(729,242)	$(568,058)

Basic and Dilutive Net Loss Per Share	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Basic and dilutive - weighted average number of common shares outstanding	18,223,953	18,223,953	18,223,953	18,223,953

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

as of December 31, 2024

	Common Stock at Par
	$0.0001		Additional	Stock
	Number of		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Payable	Deficit	TOTAL

Balance June 30, 2021	14,669,106	$1,467	$2,818,968	$-	$(2,866,559)	$(46,124)

Shares issued for related party debt conversion	1,500,000	150	44,850			45,000
Share based expense for warrants issued		-	770,850			770,850
Shares issued for subscriptions	747,837	75	560,800			560,875
Shares issued for services	1,475,000	148	604,602			604,750
Shares issued for debt conversion	1,182,009	118	117,932			118,050
						-
Net loss	-	-	-		(1,294,198)	(1,294,198)
Balance June 30, 2022	19,573,952	$1,958	$4,918,002	$-	$(4,160,757)	$759,202

Shares surrendered	(1,900,000)	(190)	190			-
Shares issued for services	150,000	15	20,985			21,000
Shares issued for cash	400,001	40	299,961			300,001
Share based expense for warrants issued		-	483,145			483,145
Subscriptions received						-
						-
Net loss	-	-	-		(1,839,770)	(1,839,770)
Balance June 30, 2023	18,223,953	$1,822	$5,722,283	$-	$(6,000,527)	$(276,422)

Share based expense for warrants issued	-	-	176,881			176,881
Note payable obligation to issue shares				15,200		15,200
						-
Net Loss	-	-	-		(1,023,271)	(1,023,271)
Balance June 30, 2024 (Restated)	18,223,953	$1,822	$5,899,164	$15,200	$(7,023,798)	$(1,107,612)

Share based expense for warrants issued	-	-	110,138			110,138
Note payable obligation to issue shares				11,460		11,460
						-
Net loss	-	-	-		(311,815)	(311,815)
Balance September 30, 2024 (Unaudited)	18,223,953	$1,822	$6,009,302	$26,660	$(7,335,613)	$(1,297,829)

Share based expense for warrants issued	-	-	30,137			30,137
Changes in prepaid consulting/share- based expenses			(80,000)			(80,000)
Obligation to issue shares for cash received				400,000		400,000
Obligation to issue shares for services				13,333		13,333
						-
Net loss	-	-	-		(417,427)	(417,427)
Balance December 31, 2024 (Unaudited)	18,223,953	$1,822	$5,959,439	$439,993	$(7,753,040)	$(1,351,786)

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

for the six months ended December 31, 2024

	2024	2023
OPERATING ACTIVITIES
Net loss	$(729,242)	$(568,058)
Adjustments to reconcile net loss to net cash used in operating activities
Share based expense for warrants issued	136,381	206,713
Cost of goods sold - depreciation expense	-	14,948
Loan costs - paid by share issuance	11,460	-
Share based expense for services rendered	13,333	-
Loss (gain) on derivative liability	85,374	-

Changes in assets and liabilities:
Other assets	(110,069)	-
Prepaid expense	(37,845)	-
Accounts payable and accrued expenses	21,826	25,967
Interest payable to third parties	4,872
Interest payable to related parties	4,659	-
Due to related parties	131,524
Advances payable to related parties	(13,602)	-
Deposit payable	-	15,000
Net cash used in operating activities	$(481,329)	$(305,430)

INVESTING ACTIVITIES:
Purchase of Equipment	$-	$-
Net cash used in investing activities	$-	$-

FINANCING ACTIVITIES:
Shares to be issued for cash	$400,000	$-
Net change in related party debt	-	79,038
Proceeds from issuance of note payable - related parties	29,814	157,500
Proceeds from issuance of note payable - unrelated parties	51,623	46,185
Net cash provided by financing activities	$481,437	$282,723
NET INCREASE IN CASH	108	(22,707)

CASH AT BEGINNING OF PERIOD	36	23,909

CASH AT END OF PERIOD	$144	$1,202

Supplemental Cashflow Information
Interest paid	$1,850	$-
Taxes paid	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

In July 2021, T-REX Acquisition Corp. (the “Company”) became an emerging technology company focused on various verticals within the cryptocurrency industry and related intangible assets connected to distributed ledger technologies.  Through the Company’s wholly owned operating subsidiary, Raptor Mining LLC, a Florida Limited Liability Company (“Raptor Mining”), the Company is engaged in cryptocurrency mining, which is the process of receiving cryptocurrency rewards for securing particular distributed ledger platforms. As of June 30, 2024, we had two cryptocurrency mining locations, however, since March 2024, our mining operations were paused because the contracts for the two locations were terminated and a new contract was entered in October 2024 to resume mining at a single location in Orofino, Idaho (see Note 9- Commitments & Contingencies).

The Company’s initial objective is to secure a Bitcoin distribution ledger platform. Bitcoin (BTC) is a decentralized digital currency that operates without a central authority like a government or financial institution. It was created in 2009 by an anonymous person or group using the pseudonym Satoshi Nakamoto. Bitcoin enables peer to peer transactions over a secure, decentralized network called the blockchain. Bitcoin was the first decentralized digital currency that could be exchanged without a central controlling authority. Lowercase “bitcoin” refers to the virtual asset (cryptocurrency) that is used to incentivize miners to maintain the protocol network named Bitcoin. The Company regularly researches other opportunities to secure additional distributed ledger systems and protocols.

On February 17, 2022, the Company began to receive bitcoin rewards (or some fraction thereof from the Bitcoin network). The Company generates revenue Bitcoin rewards are earned, with their value reported in United States Dollars (“USD”). The Company does not retain Bitcoin in its accounts and typically converts it to USD or uses it for payments to third parties.

Investing in our securities involves a high degree of risk. Prior to making a decision about investing in our securities, you should carefully consider the risk factors discussed in Section 1A, “Risk Factors”.

Subsidiaries

 The Company is a holding company, which wholly owns the following subsidiaries: Raptor Mining LLC, a Florida limited liability company (“Raptor Mining”); Megalodon Mining and Electric, LLC a Florida limited liability company (“Megalodon”); and TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”).

Raptor Mining’s operations include the Company’s cryptocurrency mining operations and virtual asset acquisitions. The Company formed Megalodon to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model is based on a company which has access to data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply, offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency. As of the date of this Report, the Company is party to a Non-Binding Letter of Intent to acquire an established a co-location facility in Orofino, Idaho to consolidate its present mining operations and to expand into the co-location hosting market. There are no assurances that the Company will complete a purchase agreement for the Idaho facility or that we will be successful in consolidating our operations. (see Note 9- Commitments & Contingencies).

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

Restatement of Prior Year Audited Financial Statements

On June 30, 2024, our audited financial statements were restated for an omitted accrual in the amount of approximately $15,000 representing the Company’s obligation to settle note payable incentives in the form of stock. These findings pertain to amounts reported as stock subscriptions payable in the equity sections of the statements and the loan cost expense incurred. Refer to the statements and Note 10 ‘Notes Payable”.

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

Principles of Consolidation

As of December 31, 2024, the accounts include those of the Company and its 100% owned subsidiaries, T-REX Merger Sub, Raptor Mining LLC Megalodon Mining and Electric LLC. All intercompany transactions have been eliminated.

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

Prepaid Expenses

Prepaid Expenses are primarily governed by ASC 340-10-25 (Other Assets and Deferred Costs- Recognition.) In accordance with this standard, payments made by the Company in cash or other forms of consideration for goods or services not yet received are classified as prepaid expenses. The Company issued shares to directors and consultants as compensation for services to be performed over a defined period. The portion of this share-based compensation allocated to the future services is recorded as “Pre-paid Consulting” on the balance sheet. These transactions are valued using the service amount specified in the service provider’s invoice or contract, or at the Company’s stock price on the grant date, whichever is the better estimate for the value of service.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

	Level 1	Level 2	Level 3	Total
Note Payable (related parties) – June 30, 2024	$-	$-	$357,500	$357,500

Notes Payable– June 30, 2024 third parties	$-	$-	$134,375	$134,375

Notes Payable (related parties) – December 31, 2024	$-	$-	$387,314	$387,314

Note Payable– December 31, 2024- third parties	$-	$-	$185,998	$185,998

The Carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair value because of the short maturity of those instruments. The Company’s  notes payable approximates the fair value of such instruments based upon their present value determined from interest rates for debt obligations on December 31, 2024.

Assets and liabilities reported on the balance sheet approximate their fair value.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features (such as conversion features) that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The Company had convertible notes with derivative values determined as $85,374 and $0, on December 31, 2024, and June 30, 2024, respectively, principally due to its stock price and volatility.

Digital currencies - Bitcoin

The Company applies accounting for digital assets in accordance with the AICPA Practice Aid "Accounting for and Auditing of Digital Assets", the guide is dated as of June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, which is effective for periods after June 15, 2022, which are the current nonauthoritative guidance for accounting for digital assets under U.S. generally accepted accounting principles (GAAP). The AICPA Practice Aid is non-authoritative guidance that represents the views of the Digital Assets Working Group and AICPA staff. There is currently no official pronouncement or authoritative guidance on accounting for digital assets and digital asset transactions. The Company held no digital assets on December 31.  2024, or June 30, 2024. Under ASU No. 2023-08, effective December 15, 2024, with early adoption permitted, companies are required to mark bitcoin and similar digital assets to market at each period and eliminate the need for impairment testing. This guidance ensures that bitcoin holdings are recorded at fair market value, reflecting any unrealized gains or losses at the end of each period. The Company adopted this new accounting standard early, as of the quarter ending June 30, 2024, to enhance the transparency and accuracy of its financial reporting. The reward for a bitcoin miner changes roughly every four years, or after every 210,000 blocks are mined and gets reduced by half each time; this whole process is called bitcoin halving. The last halving occurred on May 11, 2020, and reduced the reward per block to 6.25 BTC.

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

The Company operates in an emerging industry for which limited data is available to make estimates on the useful economic lives of specialized mining equipment. The equipment could become obsolete within less time than other equipment due to it being specialized, new technology still being developed and improved. Plant and equipment, which represent mining equipment, are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Prior to the fiscal year June 30, 2023, management determined the expected useful life of mining machines as 7 years. During the fiscal year ended June 30, 2024, management reassessed that the mining machines’ useful life to 1-year rather than 7 years, consistent with  industry research and publications on bitcoin machines at the time of assessment. The change in the estimated useful life was accounted for prospectively by updating the accumulated depreciation and incurring the related depreciation expense in the fiscal year ended June 30, 2024. Management’s assessment takes into consideration the availability of historical data and management's expectations regarding the direction of the industry, including potential changes in technology. Management will review this estimate annually and will revise such estimates as and when data becomes available.

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

Additionally, in its regular course of business the Company earns a gain or incurs a loss on the trade of bitcoin awarded.

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Through the fiscal period ended June 30, 2024, the quarter ended December 31, 2024, and through the date of filing, there have been no intervening lawsuits, claims or judgments filed. Please refer to  Note 9. Commitments and Contingencies

Related Party Disclosures

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

As of June 30, 2024, and December 31, 2024, there were outstanding warrants that could convert into 8,999,089 and 10,791,970 common stock shares, respectively. At the end of both periods, the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

Equipment

Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method  over the assets estimated useful life. Upon the sale or retirement of equipment’s, the related cost, and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Equipment consists solely of bitcoin miners used in the operation with estimated useful lives of 1 to 2 years. Equipment value is determined by  the historical cost being depreciated over time to the net asset value, which is subject to impairment assessments performed at each reporting period. During the fiscal year ended June 30, 2024, there was a change in the estimated useful life from 7 years to 1. For the six months ended December 31, 2024, the Company had depreciation expense of $0. There was no net book value to report on December 31, 2024, as the mining equipment were fully depreciated in the quarter ended September 30, 2023.

Income taxes

The Company believes there are no taxes owed from inception to December 31, 2024, as it only incurred losses.

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

As of December 31, 2024, we had a net operating loss carry-forward of $7,753,040 and a deferred tax asset of $ $1,628,138 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked a valuation allowance of $1,628,138. FASB ASC 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of June 30, 2024, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2024	June 30, 2024
Deferred Tax Asset	$1,628,138	$1,471,718
Valuation Allowance	(1,628,138)	(1,471,718)
Deferred Tax Asset (Net)	$-	$-

Due to changes in the Tax Reform Act of 1986 and the Tax Cut and Jobs Act of 2017, net operating loss carryforwards for Federal Income tax reporting purposes are subject to additional limitations. Should certain changes in ownership occur, our net operating loss carryforwards may be limited to use in future years. In addition, tax rates on corporations were reduced and certain other deductions limited. These changes may affect the income tax benefit calculation and related allowance during subsequent fiscal years. The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company incurred a loss for the fiscal year ended June 30, 2024, and for the quarter ended December 31, 2024. The Company is in the process of filing its prior year returns. Returns through June 30, 2015 have been filed to date..  The Company has not received any notifications from the IRS. The reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by any  taxing authorities.

Cash flows reporting

The Company follows  paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flows from operating activities by adjusting net income (loss) to reconcile it to net cash flows from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company  separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.

Par value of common stock

During the fiscal year ended June 30, 2022, the par value of common stock was previously reported at $.001 and was adjusted to $.0001 resulting in an adjustment from common stock to additional paid in capital, with no change to total equity.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred a net loss of $729,242 during the six months ended December 31, 2024, and has accumulated deficit of $7,753,040 and a working capital deficit of $1,351,786 as of December 31, 2024.

While the Company is attempting to generate  revenues, the Company’s cash position may not be significant enough to support  daily operations. Management intends to raise additional funds by a private or public offering and further implement its business plan to generate additional revenues, however, there can be no assurances that it will be successful in doing do and there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and raise capital.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. PREPAID CONSULTING

The Company issued shares to its directors and advisors for future services.  The common shares are recorded as issued and outstanding at the time they are granted and issued, and the related share-based compensation expense is incurred as services are performed. Compensation expense not incurred is accounted for as prepaid consulting expense. On June 12, 2022, the Company issued 1,000,000 shares of common stock to advisors and directors for future services.  The shares were valued at $0.46 per share for a total value of $456,639, to be vested over a period of three years, for their future services. On January 1, 2023, the Company issued 100,000 shares of the Company’s common stock to John Bennett, the then Chief Financial Officer for future services.  The shares were valued at $0.14 per share for a total value of $14,000, to be vested over a period of 18 months. During the fiscal year ended June 30, 2024, the Company expensed $140,857 of this amount, which resulted in a prepaid consulting balance of $152,213 For the six months ended December 31, 2024, the Company expensed $38,053, which resulted in a prepaid consulting balance of $76,107.

NOTE 5. OTHER ASSETS

During the period, the Company made certain payments related to the acquisition and maintenance of its Orofino and Clearwater facilities, which are included in other assets. The details of these payments are as follows:

•	Orofino Facility: A payment of $33,000 was made as part of the purchase price for the Orofino facility.

•	Clearwater Facility: A payment of $77,069 was made for a deposit related to the Clearwater facility.

•	Insurance: Approximately $5,400 was paid for insurance coverage related to the facilities. The amount represents coverage to be provided.

The Orofino facility is expected to be capitalized as part of the facility's acquisition cost, the Clearwater facility deposit is refundable and will be recognized as a reduction in the purchase price upon completion of the transaction. Payments made for future insurance coverage on the property will be held as a prepaid expense by the Company, once the property is acquired and will be expensed when the coverage is provided by the insurance carrier.

NOTE 6. CRYPTOCURRENCIES

	Six Months Ended December 31, 2024	Year Ended June 30, 2024
Beginning balance	$-	$-
Increase
Value of bitcoin mined on the reward date	-	15,824
Realized gain (loss) on sale/exchange of bitcoin	-	-
	-	15,824
Decrease
Bitcoin used for operational expenses (Cost basis)	-	15,824
	-	15,824

Ending balance	$-	$-

NOTE 7. PROPERTY PLANT & EQUIPMENT MINING MACHINES

On August 24, 2022, the Company entered into a contract to purchase 20 Bitmain XJ S19 Pro 110 TH and their installation at Simple Mining in Iowa.  During the 2024 fiscal year, the Company fully depreciated all mining equipment.

Depreciation expense amounted to $14,948 for the fiscal year ended June 30, 2024, and there was no depreciation expense in the six months ended December 31, 2024, as the miners were fully depreciated during the fiscal year ended June 30, 2024. On June 30, 2024, and December 31, 2024, the balances were as follows:

	Estimated Life in years	December 31, 2024	June 30, 2024
Mining equipment	1	$533,500	$533,500

Less: Accumulated Depreciation		533,500	533,500

Fixed assets, net		$-	$-

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2024	June 30, 2024
Vendor Payables
Marketing and promotional costs	$4,163	$4,163
SEC regulatory cost	15,800	5,000
Professional fees	18,241	3,103
Crypto operation costs	31,594	8,969
Licenses and taxes	900
Accrued Compensation (contractors)	6,350	-

Vendor Payables (related parties)
Expense Reimbursement -management	2,728	15,214
Compensation-Prior CFO	-	18,000

Vendor Accruals
Environmental cost	-	3,500
Accounts Payable & Accrued Liabilities	$79,776	$57,950

The Company’s trade payables are generally short term, due on demand or with an obligation to pay within less than 365 days. Approximately 41.5% of trade payables are outstanding for more than 90 days.

NOTE 9. – RELATED PARTY TRANSACTIONS

Office space

The Company leases office space from its President at a cost of $250 per month. The term of the lease is for 365 days and ends on June 30, 2025. On December 31, 2024, $1,500 of rent expense was accrued and is included in accounts payable and accrued expenses.

Due to Related Parties

Substantially all assets of the Company are pledged as collateral for the following notes payable.

As of December 31, 2024, and June 30, 2024, the Company owed $505,000 and $480,000, respectively, to related parties for management advisory fees.

As of December 31, 2024, and June 30, 2024, the Company owed compensation payable of $158,954 and $88,430, respectively.

As of December 31, 2024, and June 30, 2024, the Company owed board of director fees of $132,000 and $96,000, respectively.

On January 30, 2023, entities affiliated with Timothy B. Ruggiero and Peter Chung each cancelled 900,000 and 1,000,000 shares, respectively, for return to the Company’s treasury.

On July 1, 2023, the Company issued Frank Horkey (“Horkey”) a $75,000 Senior Secured Convertible Promissory Note as partial settlement for management compensation owed. The note bears interest at a rate of 10% per annum and is convertible to the Company’s common stock at a rate of $0.50 per share. As a further inducement, the Company agreed to issue Horkey 75,000 restricted common stock shares and issued a warrant to purchase 150,000 restricted common stock shares at a price of $0.75 per share, any time prior to July 1, 2026, the warrant expiration date. On January 1, 2024, the note principal owed was $75,000 and accrued interest owed was $3,750, at which time the note was cancelled and replaced with a new Senior Secured Convertible Promissory Note, which was issued with a principal balance of $78,750, an interest rate of 10% per annum, a conversion rate of $0.50 per share and a maturity date of June 30, 2024. Under the new note, the Company agreed to issue 78,750 common stock shares and issued a warrant to purchase 157,500 common stock shares at $0.75 per share, any time prior to January 1, 2027, the warrant expiration date. No shares were issued or warrants exercised as of December 31, 2024,  The principal balance on June 30, 2024 and December 31, 2024 is $78,750 and the accrued interest on June 30, 2024 and December 31, 2024 is $3,931 and $8,044 respectively.

On July 1, 2023, the Company issued Lazarus Asset Management LLC (“Lazarus”) a $75,000 Senior Secured Convertible Promissory Note as partial settlement for management compensation owed. The note bears interest at a rate of 10% per annum and is convertible to the Company’s common stock at a rate of $0.50 per share. As a further inducement, the Company agreed to issue Lazarus 75,000 restricted common stock shares and issued a warrant to purchase 150,000 restricted common stock shares at a price of $0.75 per share, any time prior to July 1, 2026, the warrant expiration date. On January 1, 2024, the note principal owed was $75,000 and accrued interest owed was $3,750, at which time the note was cancelled and a new Senior Secured Convertible Promissory Note was issued in its place, with a principal balance of $78,750, an interest rate of 10% per annum and a conversion rate of $0.50 per share. Under the new note the Company agreed to issue 78,750 common stock shares and issued a warrant to purchase 157,500 shares of the Company’s common stock at $0.75 per share, any time prior to January 1, 2027, the warrant expiration date. As of June 30, 2024, the principal balance was $78,750 and the accrued interest was $3,938. The principal and interest owed on June 30, 2024, was $82,688. Lazarus assigned $36,624 and $5,000 of the principal to two other stockholders. The note payable balance was canceled on July 1, 2024, and a new Senior Secured Convertible Promissory Note was issued with a principal of $41,064, interest rate of 10% per annum, conversion rate of $0.50 per share and maturity date of June 30, 2024. As further inducement to settle amounts owed as compensation, the Company agreed to issue 41,064 restricted common stock shares and a warrant to purchase 82,128 restricted common stock shares at $0.75 per share at any time prior to July 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement. As of December 31, 2024, the principal balance is $41,064 and accrued interest is $2,053.

On February 9, 2024, the Company issued Sparta Road Ltd (“Sparta Road”) a $50,000 Senior Secured Convertible Promissory Note, with an interest rate of 5% per annum, convertible at $0.25 per share and a maturity date of March 31, 2024. As an incentive, the Company agreed to issue Sparta Road 100,000 restricted common stock shares. The Note was issued as a repayment of advances made by Sparta Road to cover certain Company expenses.  No shares were issued or warrants exercised under this agreement. As of December 31, 2024, and June 30,2024, the principal balance is $50,000 and accrued interest is $417.

On April 1, 2024, the Company issued Frank Horkey a $75,000 Senior Secured Convertible Promissory Note with an interest rate of 10% per annum, convertible at $0.50 per share as compensation for management services. As a further inducement, the Company agreed to issue 75,000 restricted common stock shares and issued a warrant to purchase 150,000 restricted common stock shares at $0.75 per share any time prior to April 1, 2027, the warrant expiration date. On June 30, 2024, the principal and interest balance were $75,000 and $1,875, respectively. On October 1, 2024, the note principal owed was $75,000 and accrued interest owed was $3,750, at which time the Note was cancelled and replaced with a new Senior Secured Convertible Promissory Note, which was issued with a principal balance of $78,750, an interest rate of 10% per annum, a conversion rate of $0.50 per share and a maturity date of April 1, 2025. Under the new note, the Company agreed to issue 78,750 common stock shares and issued a warrant to purchase 157,500 common stock shares at $0.75 per share, any time prior to October 1, 2027, the warrant’s expiration date. No shares were issued or warrants exercised as of December 31, 2024, and the principal is $78,750 and accrued interest is $1,969 at December 31, 2024.

On April 1, 2024, the Company issued Lazarus a $75,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, as compensation for management services. As further inducement, the Company agreed to issue 75,000 restricted common stock shares and issued a warrant to purchase 150,000 restricted common stock shares at $0.75 per share any time prior to April 1, 2027, the warrant expiration date.  On June 30, 2024, the principal and interest balance were $75,000 and $1,875, respectively. On October 1, 2024, the note principal owed was $75,000 and accrued interest owed was $3,750, at which time the note was cancelled and replaced with a new Senior Secured Convertible Promissory Note, which was issued with a principal balance of $78,750, an interest rate of 10% per annum, a conversion rate of $0.50 per share and a maturity date of April 1, 2025. Under the new note, the Company agreed to issue 78,750 shares of the Company’s common stock and issued a warrant to purchase 157,500 shares of the Company’s common stock at $0.75 per share, any time prior to October 1, 2027, the warrant’s expiration date. No shares were issued or warrants exercised as of December 31, 2024, and the principal is $78,750 and accrued interest is $1,969 at December 31, 2024.

On July 1, 2024, the Company issued Frank Horkey a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share as compensation for management services. As a further inducement, the Company agreed to issue 15,000 restricted common stock shares and issued a warrant to purchase 30,000 shares of restricted common stock at $0.75 per share any time prior to July 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement. As of December 31, 2024, the principal balance is $15,000 and accrued interest is $750.

On October 1, 2024, the Company issued Frank Horkey a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share as compensation for management services. As a further inducement, the Company agreed to issue 15,000 restricted common stock shares and issued a warrant to purchase 30,000 restricted common stock shares at $0.75 per share any time prior to October 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement. As of December 31, 2024, the principal balance is $15,000 and accrued interest is $375.

On July 1, 2024, the Company issued Lazarus as compensation for management services a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share. As a further inducement, the Company agreed to issue 15,000 restricted common stock shares and issued a warrant to purchase 30,000 restricted common stock shares at $0.75 per share, any time prior to July 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement. As of December 31, 2024, the principal balance is $15,000 and accrued interest is $750.

On October 1, 2024, the Company issued Lazarus as compensation for management services a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share. As a further inducement the Company agreed to issue 15,000 restricted common stock shares and issued a warrant to purchase 30,000 restricted common stock shares at $0.75 per share, any time prior to October 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement. As of December 31, 2024, the principal balance is $15,000 and accrued interest is $375.

During the month of November 2024, the Company agreed with related party debt holders, Frank Horkey and Lazarus Asset Management, LLC to waive its obligations to issue its restricted common stock incentives to enter into their respective related party debt agreements. It was further agreed that the Company would instead issue prepaid warrants to Horkey and Lazarus at $0.01 with no termination date. The right to receive restricted stock as an incentive for executing various note payables was waived on the note payable issuance date by Frank Horkey and Lazarus Asset Management, LLC. In October, 2024 the Company agreed to replace those rights with prepaid warrants exercisable at $0.01 per share with no expiration date.

Additionally, various shareholders advanced funds for operating expenses. These amounts are reported on the balance sheet as “Due to related party -advances” on December 31, 2024, and June 30, 2024, in amount of $0 and $13,602, respectively. The amounts owed are non-interest bearing, unsecured, and are due on demand.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

On September 19, 2024, the Company entered into an agreement with Del Cielo LLC for the introduction of potential leasing companies and institutional investment banking firms. The agreement required an initial payment of $12,500 and ongoing monthly payments of $5,500. The Company paid $12,500 during the quarter ended September 30, 2024, and the $5,500 initial monthly payment was made in October 2024. The agreement also provides that subsequent to November 20, 2024, the agreement can be terminated at any time.

On October 20, 2024, the Company entered into an agreement with Clearwater Power Company (“Clearwater”) for the provision of electric power and facilities to support its cryptocurrency mining operations. As part of this contract, the Company deposited approximately $77,000 with Clearwater, held as a non-interest-bearing security deposit. Operations have not yet commenced as of the date of this report. The Company has now received an electric bill for its first month of approximately $10,000. Though the lease is not yet finalized, under the terms of the lease commitment, the Company agreed to assume these costs.

See other commitments and contingencies under “NOTE 8. RELATED PARTY TRANSACTIONS”, “NOTE 10. NOTES PAYABLE” and NOTE 13. SUBSEQUENT EVENTS”.

NOTE 11. NOTES PAYABLE

Substantially all assets of the Company are pledged as collateral for the following notes payable.

On March 24, 2023, the Company issued to a private investor, a $50,000 Convertible Promissory Note (“Note”), with an interest rate of 5% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is June 30, 2023. As a further inducement, the Company issued a warrant to purchase 100,000 restricted common stock shares, exercisable at $0.75 per share any time prior to March 24, 2026, the warrant expiration date. On the maturity date note, Holder opted to convert, for the issuance of 100,000 restricted common stock shares, but the shares were not issued, resulting in the note payable balance at each period end. The note holder agreed to pause the accrual of interest after June 30, 2023. The principal balance owed on December 31, 2024, and June 30, 2024, was $50,000. The note accrued interest on December 31, 2024, and June 30, 2024, was $35, respectively.

On May 15, 2023, the Company issued a private investor a $19,375 Convertible Promissory Note (“Note”), with an interest rate of 5% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is June 30, 2023. As a further inducement, the Company issued a warrant to purchase 38,750 restricted common stock shares exercisable at $0.75 per share any time prior to May 15, 2026, the warrant expiration date. On the maturity date the note holder opted to convert for the issuance of 100,000 restricted common stock shares, but the shares were not issued, resulting in the note payable balance at each period end. The principal balance owed on December 31, 2024, and June 30, 2024, was $19,375. The note accrue interest on December 31, 2024, and June 30, 2024, were $1,604 and $1,115, respectively.

On September 25, 2023, the Company issued a private investor a $20,000 180-day Senior Secured Convertible Promissory Note (“Note”), with an interest rate of 10% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is March 23, 2024. As further inducement, the Company agreed to issue 20,000 restricted common stock shares and issued a warrant to purchase 40,000 restricted common stock shares exercisable at $0.75 per share, any time prior to September 25, 2026, the warrant expiration date. On March 31, 2024, the note holder opted to convert for the issuance of 20,000 restricted common stock shares, but the shares were not issued, resulting in the note payable balance at each period end. The principal balance owed on December 31, 2024, and June 30, 2024, was $20,000. The notes accrued interest on December 31, 2024, and June 30, 2024, were $2,515 and $1,507, respectively. The stock subscription payable was $3,200 on December 31, 2024, and June 30, 2024, respectively.

On September 29, 2023, the Company issued a private investor a $25,000 180-day Senior Secured Convertible Promissory Note, with an interest rate of 10%, convertible at $0.50 per share the lender’s discretion. The Note’s maturity date is September 29, 2024. As further inducement, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $0.75 per share, any time prior to October 2, 2026, the warrant expiration date. The shares were not issued. The note holder agreed to pause the accrual of interest after the maturity date. The principal balance owed on December 31, 2024, and June 30, 2024, was $25,000. The notes accrued interest on December 31, 2024, and June 30, 2024, were $1,282 and $1,875 respectively. The stock subscription payable was $4,000 on December 31, 2024, and June 30, 2024.

On March 12, 2024, the Company issued to a private investor a $10,000 180-day Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is August 21, 2024. As further inducement, the Company agreed to issue 20,000 restricted common stock shares. The shares were not issued. The principal balance owed at December 31, 2024, and June 30, 2024, was $10,000. The notes accrued interest at December 31, 2024, June 30, 2024, were $808 and $304 respectively. The stock subscription payable was $3,200 on December 31, 2024, and June 30, 2024, respectively.

.

On May 23, 2024, the Company issued to a private investor a $10,000 90-day Secured Convertible Promissory Note bearing an interest rate of 10%, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is August 21, 2024. As further inducement, the Company agreed to issue 30,000 restricted common stock shares. The shares were not issued. The note holder agreed to pause the accrual of interest after the maturity date. The Company agreed with the note holder that the debt would cease incurring interest after its maturity date. The principal balance owed at December 31, 2024, and June 30, 2024, was $10,000. The note’s accrued interest at December 31, 2024, and June 30, 2024, was $978 and $125, respectively. The stock subscription payable was $4,800 on December 31, 2024, and June 30, 2024, respectively.

.

On July 1, 2024, the Company issued to a private investor a $5,000 180-day Secured Convertible Promissory Note bearing an interest rate of 10% for, which may be converted at $0.50 per share at the lender’s discretion. The Note’s maturity date is December 31, 2024. As a further inducement to purchase this Note, the Company agreed with Investor to issue 5,000 restricted common stock shares and a warrant to purchase 10,000 common stock shares exercisable at $0.75 at any point prior to June 30, 2027. The shares have not been issued as of the date of this report. The principal balance owed on December 31, 2024, was $5,000. The note’s accrued interest on December 31, 2024, was $248. The stock subscription payable was $1,600 on December 31, 2024.

On July 1, 2024, the Company issued to a private investor a $36,624 180-day Secured Convertible Promissory Note bearing an interest rate of 10% per annum, which may be converted at $0.50 per share at the lender’s discretion. The Note’s maturity date is December 31, 2024. As further inducement to purchase this Note, the Company agreed to issue 36,623 restricted common stock shares and a warrant to purchase 73,248 shares of common stock exercisable at $0.75 per share, prior to June 30, 2027. The shares from this transaction have not been issued as of the date of this report. The principal balance owed on December 31, 2024, was $36,624. The note’s accrued interest on December 31, 2024, was $1,819. The stock subscription payable was $5,860 on December 31, 2024.

On July 17, 2024, the Company issued to a private investor a $10,000 365-day Secured Convertible Promissory Note bearing an interest rate of 12% for, which may be converted at $0.50 per share at the lender’s discretion. The Note’s maturity date is July 17, 2025. As further inducement to purchase this Note, the Company agreed with the Investor to issue 25,000 common stock shares. The shares from this transaction have not been issued as of the date of this report. The principal balance was $10,000. The note’s accrued interest on December 31, 2024, was $543. The stock subscription payable was $4,000 on December 31, 2024.

See due to Note 8 “Related Parties Transactions” for additional senior secured convertible promissory notes issuances.

NOTE 12 – COMMON STOCK

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

On July 1, 2022  Lazarus Asset Management LLC received 250,000 restricted common stock shares  for serving  on the Company’s Advisory Board for fiscal 2023 through 2025, vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022 twenty thousand eight hundred thirty-three (20,833) shares vest quarterly the fiscal year ended June 30, 2024; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly for the fiscal year ended June 30, 2025.

On July 1, 2022, John Bennet received 50,000 restricted common stock shares for extending his consulting contract through fiscal year end 2023. On February 10, 2023, as an incentive to accept the position of the Company’s Chief Financial Officer for the period of January 1, 2023- through the end of fiscal year 2024, John Bennet was awarded an additional 100,000 restricted common stock shares that vest at 16,666 shares per quarter.

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

On September 25, 2024, a private investor purchased 150,000 restricted common stock shares for $150,000. In addition, the investor received a warrant to purchase 150,000 shares of the Company’s common stock for a period of three years exercisable at $1.50 per share prior to September 25, 2027. The shares from this transaction have not been issued. The obligation to issue shares results in a subscription payable balance of $150,000 on December 31, 2024.

On October 5, 2024, a private investor purchased 100,000 restricted common stock shares for $100,000. In addition, the investor received a warrant to purchase 100,000 shares of the Company’s common stock for a period of three years exercisable at $1.50 per share prior to October 5, 2027. The shares from this transaction have not been issued. The obligation to issue shares results in a subscription payable balance of $100,000 on December 31, 2024..

On October 11, 2024, a private investor purchased 100,000 restricted common stock shares for $100,000. In addition, the investor received a warrant to purchase 100,000 shares of the Company’s common stock for a period of three years exercisable at $1.50 per share prior to October 11, 2027. The shares from this transaction have not been issued. The obligation to issue shares results in a subscription payable balance of $100,000 on December 31, 2024.

On October 15, 2024, a private investor purchased 50,000 restricted common stock shares for $50,000. In addition, the investor received a warrant to purchase 50,000 shares of the Company’s common stock for a period of three years exercisable at $1.50 per share prior to October 15, 2027. The shares from this transaction have not been issued. The obligation to issue shares results in a subscription payable balance of $50,000 on December 31, 2024.

NOTE 13 – WARRANTS

Warrants Issued for Investment

On May 5, 2022, the Company issued shares and warrants related to that certain Securities Purchase Agreement dated November 10, 2021 with certain of the selling stockholders referenced in our most recent registration statement pursuant to which we sold to such selling stockholders $560,875 in aggregate principal amount of our common stock (747,837 shares) and warrants to purchase common stock shares (which we refer to as the “PIPE Warrants”), exercisable at any time before the close of business on May 5, 2023. The PIPE Warrants are comprised of 747,837 warrants with an exercise price of $1.50 per share.

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

On June 12, 2022, Messrs.  Horkey and Christiansen were each issued 250,000 class C warrants to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50. Exercise of these warrants commenced upon the effective date of the Company’s registration statement for serving on the Company’s Board of Directors. These warrants vest as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly the fiscal year ended June 30, 2024; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly for the fiscal year ended June 30, 2025.

On June 12, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50. Exercise of these warrants commenced upon the effective date of the Company’s registration statement for serving on the Company’s Advisory Board. These warrants vest as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly the fiscal year ended June 30, 2024; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly for the fiscal year ended June 30, 2025.

On July 1, 2023, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50.

On July 1, 2023, Mr. Horkey was issued a class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50.

On July 1, 2024, Squadron Marketing LLC and Sparta Road LTD were each issued a class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50.

On July 1, 2024, Mr. Horkey was issued a class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50.

On July 1, 2024, Antonio Oliveira’ was issued a Class C warrant to purchase 250,000 restricted common stock shares for his three-year Advisory Board position vesting as follows:; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly the fiscal year ended June 30, 2025; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly for the fiscal year ended June 30, 2026 and twenty thousand eight hundred thirty-three (20,833) shares vest quarterly for the fiscal year ended June 30, 2027.

On July 1, 2024, Matthew Cohen was issued warrant to purchase 250,000  restricted common stock shares for his three-year board position vesting as follows:

twenty thousand eight hundred thirty-three (20,833) shares vest quarterly the fiscal year ended June 30, 2025; twenty thousand eight hundred thirty-three (20,833) shares vest quarterly for the fiscal year ended June 30, 2026 and twenty thousand eight hundred thirty-three (20,833) shares vest quarterly for the fiscal year ended June 30, 2027.

Mr. Cohen resigned effective December 31, 2024, and therefore vested only two quarters of his stock and warrants; the adjustments necessary to record his resignation will be done on January 1, 2025.

Certain of the shares and warrants noted above were issued to Board Members, Advisory Board Members and Consultants for services to be rendered for periods subsequent to December 31, 2024. Amounts related to shares issued as compensation for services not yet performed are treated as prepaid consulting (current and non-current). The amounts will be recognized in subsequent periods as they are earned according to the Agreements.

The following is the outstanding warrant activity:

		Warrants -Common Share Equivalents	Weighted Average Exercise Price	Warrants exercisable Common Share Equivalents	Weighted Average Exercise Price

Outstanding June 30, 2021		187,500	$0.75	187,500	$0.75
Additions	Granted	3,497,833	1.5	1,247,833	1.5
Expired	Expired	-	-	-	-
	Exercised	-	-	-	-
Outstanding June 30, 2022		3,685,333	$1.47	1,435,333	$1.47
Additions	Granted	400,002	1.5	1,983,335	1.5
Additions	Granted	138,750	0.75	138,750	0.75
	Rounding Adjustment	4	1.47	4	1.47
Outstanding June 30, 2023		4,224,089	$1.47	3,557,422	$1.47
Additions	Granted	770,000	1.5	770,000	1.5
Additions	Vested	-	-	333,334	1.5
Additions	Granted	1,005,000	0.75	1,005,000	0.75
Additions	Granted	3,000,000	0.1	3,000,000	0.1
Outstanding June 30, 2024		8,999,089	$0.91	8,665,756	$0.88
Additions	Granted	650,000	1.5	275,000	1.5
Additions	Granted	225,381	0.75	225,381	0.75
Cancellations	Cancelled	-157,500	0.75	-157,500	0.75
Additions	Vested	-	-	-	-
Outstanding September 30, 2024		9,716,970	$0.94	9,008,637	$0.90
Additions	Granted	375,000	0.75	375,000	0.75
Additions	Granted	1,000,000	1.5	1,125,000	1.5
Cancellations	Cancelled	-300,000	0.75	-300,000	0.75
Additions	Vested	-	-	-	-
Outstanding December 31, 2024		10,791,970	$0.99	10,208,637	$0.97

These warrants were valued using a Black Scholes calculation applying the following factors: a stock price of $0.16, an exercise price of $1.50, a volatility of 160% and a risk-free interest rate of 5%.

Private Placement Transactions

The Securities Purchase Agreements

On July 22, 2022, we entered into a Securities Purchase Agreement with one private investor who is not a Selling Stockholder (defined above) to whom the Company sold $100,000 in aggregate principal amount for 133,333 shares of our common stock and warrants to purchase 133,333 shares of our common stock, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. On August 8, 2022, the same private investor  for $100,000 purchased an additional 133,333 shares of our common stock and warrants to purchase 133,333 shares common stock shares, with an exercise price of $1.50 per share and exercisable at any time before the close of business on December 31, 2025. On January 30, 2023, the same investor purchased for $100,000, an additional 133,334 shares of restricted common stock  with the  terms of these issuances. The Company closed the transactions contemplated by the Securities Purchase Agreement. The Company issued the securities contemplated under the Securities Purchase Agreement in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act. (B)

No shares were issued in the period ended December 31, 2024.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent event needed to be disclosed.

One February 3, 2025, Frank Horkey, the Company’s President/Chief Financial Officer advanced the Company $70,000 subject to a note payable bearing interest at 6% with a maturity of April 3, 2025.

On October 5, 2024, a private investor purchased 100,000 restricted common stock shares for $100,000. In addition, the investor received a warrant to purchase 100,000 shares of the Company’s common stock for a period of three years exercisable at $1.50 per share prior to October 5, 2027. The shares from this transaction have not been issued. The obligation to issue shares results in a subscription payable balance of $100,000 on December 31, 2024..

On October 11, 2024, a private investor purchased 100,000 restricted common stock shares for $100,000. In addition, the investor received a warrant to purchase 100,000 shares of the Company’s common stock for a period of three years exercisable at $1.50 per share prior to October 11, 2027. The shares from this transaction have not been issued. The obligation to issue shares results in a subscription payable balance of $100,000 on December 31, 2024.

On October 15, 2024, a private investor purchased 50,000 restricted common stock shares for $50,000. In addition, the investor received a warrant to purchase 50,000 shares of the Company’s common stock for a period of three years exercisable at $1.50 per share prior to October 15, 2027. The shares from this transaction have not been issued. The obligation to issue shares results in a subscription payable balance of $50,000 on December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

T-Rex Acquisition Corp is hereinafter referred to as “we”, “our”, or “us”.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATION

Quarter Ended December 31, 2024, Compared to Quarter Ended December 31, 2023

Revenue for the Quarter ended December 31, 2024, was $ 0 compared to $2,912 for the quarter ended December 31, 2023, a decrease of $2,912 or 100%. The decrease in revenues is primarily attributable to a consolidation of our mining operation at a co-location facility that we will own. Accordingly, mining activity was halted while operational changes were made.

Our net loss for the quarter ended December 31, 2024, was $417,427 compared to a net loss of $224,192 during the quarter ended December 31, 2023. The $193,235 increase in the net loss is primarily attributable to a change in fair market value of our derivatives, electricity and professional services.

During the three months ended December 31, 2024, we incurred operating expenses of $320,188 compared to $215,282 for the same period in 2023.  This increase in expenses was mainly due to increase in electricity and professional expenses.

During the quarter ended December 31, 2024, we incurred interest expenses of $11,865 compared to $4,879 incurred during the quarter ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended December 31, 2024

As of December 31, 2024, our current assets were $224,165 and our current liabilities were $1,575,951 which resulted in a working capital deficit of $1,351,786.

Cash Flows from Operating Activities

For the six months ended December 31, 2024, net cash flows used in operating activities was $481,329 compared to $305,430 for the same period in 2023.

Cash Flows from Investing Activities

For the six months ended December 31, 2024, and 2023, cash used by investing activities was $0.

Cash Flows from Financing Activities

For the six months ended December 31, 2024, net cash flows provided by financing activities were $481,437 compared to $282,723 for the same period in 2023.

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

Convertible Debentures

See due to related parties and notes payable section in Note 9 and Note 11. for additional information on convertible promissory notes issued on March 24, 2023, May 15, 2023, July 1, 2023, September 25, 2023, October 2, 2023, March 12, 2024, April 1, 2024, July 1, 2024, and October 1, 2024.

PURCHASE OF SIGNIFICANT EQUIPMENT

In anticipation of completing the acquisition of the Orofino ID facility, the Company has applied for lease financing for the purpose of securing 275 latest generation ASIC 270 terrahache miners over the next sixty days. Pricing for ASIC miners is generally directly related to the price of bitcoin; as of the date of this filing, these particular ASIC miners cost between $8,500 and $9,000 per ASIC miner.  Our planned lease of these miners is subject to our financial ability to do so and/or to obtain debt financing to pay for the ASIC miners.

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

GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred a net loss of $729,242 during the six months ended December 31, 2024, and had accumulated deficit of $7,753,040, and a working capital deficit of $1,351,786 as of December 31, 2024. While the Company is attempting to generate greater revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is a substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues and raise capital.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the periods covered by this report, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective.

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

Our Chief Executive Officer/Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer/Chief Financial Officer believes that, as of December 31, 2024, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the six months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our Restated Annual Report on Form 10-K for the year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities.

On July 1, 2023, the Company issued Frank Horkey (“Horkey”) a $75,000 Senior Secured Convertible Promissory Note as partial settlement for management compensation owed. The note bears interest at a rate of 10% per annum and is convertible to the Company’s common stock at a rate of $0.50 per share. As further inducement, the Company agreed to issue Horkey 75,000 restricted common stock shares and issued a warrant to purchase 150,000 shares of its restricted common stock at a price of $0.75 per share, any time prior to July 1, 2026, the warrant expiration date. On January 1, 2024, the note principal owed was $75,000 and accrued interest owed was $3,750. On this date the note was cancelled and replaced with a new Senior Secured Convertible Promissory Note, which was issued with a principal balance of $78,750, an interest rate of 10% per annum, a conversion rate of $0.50 per share and a maturity date of June 30, 2024. Under the new note the Company agreed to issue 78,750 shares of the Company’s common stock and issued a warrant to purchase 157,500 shares of the Company’s common stock at $0.75 per share, any time prior to January 1, 2027, the warrant expiration date. No shares were issued or warrants exercised as of December 31, 2024.

On July 1, 2023, the Company issued Lazarus Asset Management LLC (“Lazarus”) a $75,000 Senior Secured Convertible Promissory Note as partial settlement for management compensation owed. The note bears interest at a rate of 10% per annum and is convertible to the Company’s common stock at a rate of $0.50 per share. As further inducement, the Company agreed to issue Lazarus 75,000 shares of its restricted common stock and issued a warrant to purchase 150,000 shares of its restricted common stock at a price of $0.75 per share, any time prior to July 1, 2026, the warrant expiration date. On January 1, 2024, the note principal owed was $75,000 and accrued interest owed was $3,750, at which time the note was cancelled and a new Senior Secured Convertible Promissory Note was issued in its place, with a principal balance of $78,750, an interest rate of 10% per annum and a conversion rate of $.50 per share. Under the new note the Company agreed to issue 78,750 shares of the Company’s common stock and issued a warrant to purchase 157,500 shares of the Company’s common stock at $.75 per share, any time prior to January 1, 2027, the warrant expiration date. The principal and interest owed on June 30, 2024, was $82,688. Lazarus assigned $36,624 and $5,000 of the principal to two other stockholders. The note payable balance was canceled on July 1, 2024, and a new Senior Secured Convertible Promissory Note was issued with a principal of $41,064, interest rate of 10% per annum, conversion rate of $.50 per share and maturity date of June 30, 2024. As further inducement to settle amounts owed as compensation, the Company agreed to issue 41,064 restricted shares of its common stock and a warrant to purchase 82,128 restricted common shares at $0.75 per share at any time prior to July 1, 2027, the warrant expiration date. No shares were issued or warrants exercised under this agreement.

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

On March 12, 2024, the Company issued to a private investor a 180-day Secured Convertible Promissory Note bearing an interest rate of 5% for $10,000, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 20,000 restricted common stock shares. The shares from this transaction have not been issued as of the date of this report. On July 1, 2024, the Company issued to a private investor a 180-day Secured Convertible Promissory Note bearing an interest rate of 10% for $5,000, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 5,000 shares of the Company’s restricted common stock and a warrant to purchase 20,000 restricted common stock shares at any point prior to June 30, 2027. On July 1, 2024, the Company issued to a private investor a 180-day Secured Convertible Promissory Note bearing an interest rate of 10% for $36,624, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 5,000 restricted common stock shares and a warrant to purchase 73,248 restricted common stock shares at any point prior to June 30, 2027.

 On July 17, 2024, the Company issued to a private investor a 365-day Secured Convertible Promissory Note bearing an interest rate of 12% for $10,000, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 restricted common stock shares.

On September 25, 2024, a private investor purchased 150,000 restricted shares of the Company’s common stock for $150,000. In addition, the investor received a warrant to purchase 150,000 shares of the Company’s common stock for a period of three years exercisable at $1.50 per share, prior to September 25, 2027. The shares from this transaction have not been issued as of the date of this report.

 On October 5, 2024, a private investor purchased 100,000 restricted common stock shares for $100,000. In addition, the investor received a warrant to purchase 100,000 shares of the Company’s common stock for a period of three years exercisable at $1.50per share, prior to October 5, 2027. The shares from this transaction have not been issued as of the date of this report.

On October 11, 2024, a private investor purchased 100,000 restricted common stock shares for $100,000. In addition, the investor received a warrant to purchase 100,000 shares of the Company’s common stock for a period of three years exercisable at $1.50per share, prior to October 11, 2027. The shares from this transaction have not been issued as of the date of this report.

 On October 15, 2024, a private investor purchased 50,000 restricted shares of the Company’s common stock for $50,000. In addition, the investor received a warrant to purchase 50,000 shares of the Company’s common stock for a period of three years exercisable at $1.50per share, prior to October 15, 2027. The shares from this transaction have not been issued as of the date of this report.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated December 31, 2022, on Form 10-Q are included, or incorporated by reference, in this six -months ended December 31, 2024, Report on Form 10-Q.

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

T-REX Acquisition Corp. a Nevada corporation

February 21, 2024	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

February 21, 2024	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 21, 2024	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

