Form 10-Q
period 2025-03-31
T-REX Acquisition Corp.
filed 2025-06-06
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT DATED MARCH 31, 2025, REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended March 31. 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-56528

T-REX Acquisition Corp.
Exact name of registrant as specified in its charter)

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

As of June 6, 2025, there were 23,131,733 shares of the Registrant’s $0.0001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered: Common

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(A Nevada Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

T-REX ACQUISITION CORP.

March 31, 2025

T-REX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$871	$36
Accounts receivable, net	7,294	-
Bitcoin held	932	-
Prepaid consulting	69,182	152,213
Prepaid expense	36,496	-
		-
TOTAL CURRENT ASSETS	114,775	152,249

NON CURRENT ASSETS:
Plant and equipment, net	595,631	-
Intangible assets, net	210,000	-
Prepaid consulting	30,688	-
Other assets	77,069
TOTAL NON CURRENT ASSETS	913,388	-

TOTAL ASSETS	$1,028,163	$152,249

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$96,366	$57,950
Due to related party- accrued compensation	541,405	664,430
Due to related party- advances	13,306	13,602
Note payable - unrelated parties (See Note. 13)	396,447	134,375
Interest payable - unrelated parties (See Note. 13)	12,388	4,961
Notes payable - related parties (See Note 11)	740,046	357,500
Interest payable - related parties (See Note 11)	18,564	12,043
Derivative liability	83,921	-
Deposit payable	-	15,000
TOTAL CURRENT LIABILITIES	1,902,443	1,259,861
NON-CURRENT LIABILITIES:
TOTAL NON-CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	1,902,443	1,259,861

Commitments and Contingencies (Note 12)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 0.0001 par value, authorized 350,000,000 shares and 23,131,733 and 18,223,953 issued and outstanding as of March 31, 2025, and June 30, 2024, respectively	2,313	1,822
Additional paid in capital	7,053,691	5,899,164
Stock subscription payable	216,444	15,200
Accumulated deficit	(8,146,728)	(7,023,798)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(874,280)	(1,107,612)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,028,163	$152,249

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended March 31,
(Unaudited)

	Three months ended		Nine months ended
	2025	2024	2025	2024
REVENUE
Mining revenue	$953	$-	$953	$15,824
Hosting revenue	7,294	-	7,294
Realized gain (loss) on sale/exchange of bitcoin	(21)	-	(21)	-
Total revenues	8,226	-	8,226	15,824

Cost of goods sold
Depreciation	-	-	-	14,948
Hosting	-	-	-	14,162
Contract labor	5,150	-	5,150	-
Electricity	6,716	-	6,716	-
Total cost of goods sold	11,866	-	11,866	29,110

Gross Loss	(3,640)	-	(3,640)	(13,286)

Expenses
Transfer agent and filing fees	8,178	2,696	31,054	25,226
Professional fees	16,950	17,626	69,453	58,402
Management and consulting fees	151,750	133,295	461,253	399,885
Share based compensation	54,279	65,858	203,995	272,572
Administration Fees	144,098	16,287	230,249	27,676
Total operating expenses	375,255	235,762	996,004	783,761

Loss from Operations	(378,895)	(235,762)	(999,644)	(797,047)

Other income (expense)
Interest expense	(16,246)	(9,951)	(39,365)	(16,724)
Gain (Loss) on derivative liabilities	1,453	-	(83,921)	-
Total other income (expense)	(14,793)	(9,951)	(123,286)	(16,724)

Loss Before Income Taxes	(393,688)	(245,713)	(1,122,930)	(813,771)

Less: Provision for Income Taxes	-	-	-	-

Net Loss	$(393,688)	$(245,713)	$(1,122,930)	$(813,771)

Basic and Dilutive Net Loss Per Share	$(0.02)	$(0.01)	$(0.06)	$(0.04)

Basic and Dilutive - Weighted average number of common shares outstanding	21,075,694	18,223,953	19,160,656	18,223,953

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended March 31,

	2025	2024
OPERATING ACTIVITIES
Net Loss	$(1,122,930)	$(813,771)
Adjustments to reconcile net loss to net cash used in operating activities
Share based Compensation expense	177,768	272,570
Cost of goods sold - depreciation expense	-	14,948
Capitalization of expenses	(93,173)	-
Consulting services paid in shares	12,893	-
Compensation paid in form of Note payable	90,000	-
Loss (Gain) on derivative liability	83,921	-
Debt issuance costs - paid by share issuance	35,638	-
Debt issuance costs – Warrants issued	14,146	-
Debt issuance costs – Shares issued	136,399

Changes in assets and liabilities:
Change in Bitcoin Held	(932)	-
Change in prepaid expense	(36,496)	-
Change in other assets	(77,069)	-
Change in accounts receivable	(7,294)	-
Change in accounts payable and accrued expenses	45,066	17,629
Change in interest payable to third parties	9,083	1,129
Change in advances payable to related parties	16,622	6,000
Change in balances owed to related parties	209,679	-
Change in deposit payable	-	15,000
Net cash used in operating activities	(506,679)	(486,495)

INVESTING ACTIVITIES:
Purchase of Orofino Facility	$(241,553)	-
Purchase of Intangible asset	(10,000)	-
Net cash used in investing activities	(251,553)	-

FINANCING ACTIVITIES:
Shares issued for cash	$400,000	$-
Proceeds from related party	-	194,759
Proceeds from issuance of note payable - related parties	282,444	211,787
Proceeds from issuance of note payable - unrelated parties	76,623	56,053
Net cash provided by financing activities	759,067	462,599
NET INCREASE IN CASH	835	(23,896)

CASH AT BEGINNING OF PERIOD	$36	$23,909

CASH AT END OF PERIOD	$871	$13

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

Supplemental Non-Cash Investing and Financing Activities
Purchase of intangible asset worth $210,000, of which $200,000 worth of shares issued and $10,000 paid in cash	$200,000	$-
Purchase of Orofino facility worth $500,980 through issuance of Note Payables to Seller of $267,555 and paid $240,075 in cash.	$267,555	$-
Shares issued to settle deposit payable	$15,000	$-
Shares issued for the obligation earlier booked	$78,484	$-
Share issued for redemption of warrants	$242	$-
Share issued for conversion of Note payable	$79,875	$-
Share issued to fulfil obligation of issuance of share	$21,060	$-
Share issued for settlement of Advisor fee payable	$270,000	$-
Share issued for settlement of board fee payable	$63,000	$-
Conversion of accrued Interest to Note Payable	$11,257	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

As of March 31, 2025

	Common Stock at Par $0.0001
	Number of Shares	Amount	Additional Paid in Capital	Stock Subscription Payable	Accumulated Deficit	TOTAL

Balance June 30, 2023	18,223,953	$1,822	$5,722,283	$-	$(6,000,527)	$(276,422)

Share based expense for warrants issued	-	-	176,881			176,881
Note Payable obligation to issue shares				15,200		15,200
						-
Net Loss	-	-	-		(1,023,271)	(1,023,271)
Balance June 30, 2024	18,223,953	$1,822	$5,899,164	$15,200	$(7,023,798)	$(1,107,612)

Share based expense for warrants issued	-	-	110,138			110,138
Note Payable obligation to issue shares				11,460		11,460
						-
Net Loss	-	-	-		(311,815)	(311,815)
Balance September 30, 2024 (Unaudited)	18,223,953	$1,822	$6,009,302	$26,660	$(7,335,613)	$(1,297,829)

Share based expense for warrants issued	-	-	30,137			30,137
Adjustment to prepaid consulting/share-based expenses			(80,000)			(80,000)
Obligation to issue shares for cash received				400,000		400,000
Obligation to issue shares for services				13,333		13,333
						-
Net Loss	-	-	-		(417,427)	(417,427)
Balance December 31, 2024 (Unaudited)	18,223,953	$1,822	$5,959,439	$439,993	$(7,753,040)	$(1,351,786)

Shares issued for cash received in prior quarter	400,000	40	399,960	(400,000)		-
Shares issued for cash received in prior year and previously held as a deposit payable	20,000	2	14,998			15,000
Shares issued as incentives to enter note payable agreements - unrelated parties	131,624	13	21,047	(17,060)		4,000
Shares issued as incentives to renew note payable agreements - unrelated parties	50,000	5	28,995	(4,000)		25,000
Shares issued as incentives to enter note payable agreements - related parties (obligation previously waived)	150,000	15	52,575	-		52,290
Shares issued as incentives to renew note payable agreements - related parties (obligation previously waived)	161,438	16	56,584	-		56,600
Shares issued for redemption of Warrants	2,417,872	242	(242)	-		-
Conversion of Note payable to shares	159,750	16	79,859	-		79,875
Shares issued for consulting services	1,417,096	142	424,235	(13,333)		411,043
Shares to be issued for purchase of Intangible Asset	-	-	-	200,000		200,000
Warrants issued as Noteholder incentives	-	-	16,241	-		16,241
Obligation to issue shares for services provided				10,845		10,845
						-
Net Loss	-	-	-		(393,688)	(393,688)
Balance March 31, 2025 (Unaudited)	23,131,733	$2,313	7,053,691	$216,444	$(8,146,728)	$(874,280)

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

T-REX Acquisition Corp. (“T-REX” or the “Company”) was incorporated on January 16, 2008, in the State of Nevada. From inception through June 2012, the Company sought various business combinations including reverse merger opportunities and operated under several names in various unsuccessful lines of business, at which point it became inactive. After a change of control in 2012, the Company again attempted several unsuccessful acquisitions. Finally, in July 2021, the Company pivoted its strategy to become an emerging technology enterprise, focusing on operations and investments in the cryptocurrency sector, particularly those related to distributed ledger technologies and associated intangible assets.

On June 1, 2022, the Company changed its name with the Nevada Secretary of State from “TREX Acquisition Corp.” to “T-REX Acquisition Corp.”

The Company is authorized to issue 350,000,000 shares of common stock, par value $0.0001 per share.

Business Focus and Strategy

T-REX’s current strategic focus is securing and operating within the Bitcoin distributed ledger network, protocols, and infrastructure opportunities. Bitcoin (“BTC”) is a decentralized digital currency operating on a peer-to-peer network called the blockchain, which enables secure, trustless transactions without reliance on a central authority.

The Company began earning Bitcoin mining rewards on February 17, 2022, recognizing revenue based on the USD value of the rewards received. T-REX does not retain material Bitcoin balances at each period end and generally converts received BTC into U.S. dollars or uses it for payments to third parties.

The consolidated entity is comprised of T-REX Acquisition Corp. and its wholly owned subsidiaries:

•	TRXA Merger Sub, Inc. (“Merger Sub”)

•	Raptor Mining LLC (“Raptor”)

•	Megalodon Mining and Electric LLC (“Megalodon”)

•	Sabretooth Mining Containers LLC (“Sabretooth”)

•	Deinodon Mining Solutions LLC (“Deinodon”)

Subsidiaries and Recent Developments

•	TRXA Merger Sub, Inc.

Formed as a Delaware corporation on March 13, 2020, to facilitate a potential acquisition of a Software-as-a-Service (SaaS) business. The subsidiary is currently inactive and has no operations or reportable assets or liabilities.

•	Raptor Mining LLC

Formed as a Florida corporation on July 9, 2021, conducts the Company’s primary cryptocurrency mining activities. Raptor validates blockchain transactions in exchange for mining rewards and also engages in the acquisition of virtual assets.

•	Megalodon Mining and Electric LLC

Formed as a Florida corporation on July 1, 2022, to evaluate and enter the cryptocurrency co-location market. On March 4, 2025, Megalodon acquired a data center and co-location facility in Orofino, Idaho, which hosts services to third-party miners in exchange for cash or cryptocurrency-based service fees.

•	Sabretooth Mining Containers LLC

Formed as a Florida corporation on February 7, 2025, to design and fabricate modular containers equipped with electrical and racking infrastructure to support off-site cryptocurrency mining operations.

•	Deinodon Mining Solutions LLC

Formed as a Florida corporation on March 29, 2025, to provide software and technical resources for cryptocurrency operations. On March 31, 2025, Deinodon acquired the assets, including proprietary software and technical knowhow of Baoblock, Inc. for $210,000, paid via the issuance of 600,000 restricted shares of common stock and $10,000 in cash. The seller, Baoblock, Inc., is owned by the Company’s Chief Technology Officer.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States if America of ("U.S. GAAP") as found in the Accounting Standards Codification ("ASC”), and the Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB") and are expressed in US Dollars. The interim consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company's quarterly filing in its Form 10-Q filing under the Securities Exchange Commission (SEC).

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

Reclassification

Certain reclassifications have been made to prior periods to conform with the current reporting period. These reclassifications did not affect net income, total assets, liabilities or equity reported.

Accounts receivable

Accounts receivable balances are for Hosting Revenue and are reported at their net realizable value. Management individually reviews all delinquent accounts receivable balances based on an assessment of current creditworthiness, estimates the portion of potentially uncollectible balances and would indirectly write off these balances. Management considers a number of factors, including the age of the receivables, which is often less than 90 days, current economic conditions and the financial condition of customers. The policy for determining past due status is based on the contractual payment terms of each customer. Once collection efforts by the Company are exhausted, the determination for directly writing off uncollectible receivables is made.

               In the quarter ended March 31, 2025, the Company assumed the operations of its Orofino co-location facility and had not yet implemented co-location agreements. The official co-location agreements will require customers to pay one month in advance for upcoming estimated power consumption. Co-location customers are permitted 7-10 business days to remit the next month’s usage payment in advance, making the maximum exposure for unpaid balances to be 7-10 days of co-location use. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated non-collectible amounts. Any required allowance is based on specific analysis of past due accounts, if determined to be non-collectible, the accounts are directly written off as bad debt expense. There was no allowance for doubtful accounts on March 31, 2025, neither was there a direct write down of accounts receivable during the quarter ended March 31, 2025. There were no accounts receivable or sale for the year ended June 30, 2024; therefore, no allowance was applicable.

Principles of Consolidation

As of March 31, 2025, the accounts include those of the Company and its 100% owned subsidiaries, Merger Sub, Raptor, Sabretooth, Deinodon, and Megalodon. All intercompany transactions and balances have been eliminated.

Business segments

The Company uses the “management approach” to identify its reportable segments. This approach is based on the internal organizational structure used by management for making operational decisions and assessing the performance of the business. Under this approach, the Company has determined that it operates through five reportable segments. Costs specifically identifiable to each segment are allocated to that segment; all other costs are allocated to the Holding segment.

The Holding segment, represented by T-REX Acquisition Corp., seeks business opportunities to sustain and expand operations. This segment serves as the primary source of financing for the Company, and all major corporate expenses are processed through it. The Mining segment (Raptor) includes the Company’s proprietary bitcoin mining operations and holds the mining-related assets and generates revenue through the receipt of Bitcoin rewards earned from mining activities. The Hosting segment (Megalodon) generates revenue by providing third-party hosting services at the Company’s Orofino facility. This segment holds the assets related to the facility and incurs all associated operational expenses. The Software Services segment (Deinodon) consists of the entity that focuses on operations and services that can be achieved with our state-of-the-art proprietary software platform for this industry. The Company plans to utilize this platform to support future business initiatives. The fifth segment Sabretooth, is focused on the design and fabrication of modular containers outfitted with electrical and racking infrastructure to support off-site cryptocurrency mining operations. This segment has not yet commenced operations.

Segmented Information- Statements of Operations
2025	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Revenue and other income
Mining revenue	$-	$932	$-	$-	$932
Hosting revenue	-	-	8,315	-	8,315
Intersegment sales revenue	-	-	(1,021)	-	(1,021)
	-	932	7,294	-	8,226
Expenses
Cost of Sales	$-	$1,021	$11,866	$-	$12,887
Transfer agent and filing fees	31,054	-	-	-	31,054
Professional fees	66,453	3,000	-	-	69,453
Management and Consulting fees	461,253	-	-	-	461,253
Share based compensation	203,995	-	-	-	203,995
Administration fees	219,112	8,123	3,014	-	230,249
Interest expense	36,044	-	3,321	-	39,365
Gain (loss) on derivative liabilities	83,921	-	-	-	83,921
Inter-segment expenses	-	(1,021)	-	-	(1,021)
Net income (loss) before income taxes	$1,101,832	$(10,191)	$(10,907)	$-	$(1,122,930)

Segmented Information- Balance Sheets
2025	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Total assets	$1,000,215	$89,998	$768,462	$210,000	$2,068,676

Less: intersegment eliminations	(886,569)	(55,664)	(98,279)	-	(1,040,512)
Net assets	$113,646	$34,334	$670,183	$210,000	$1,028,163

Total liabilities by segment:	$1,299,315	$655,293	$778,347	$210,000	$2,942,955
					-
Less: intersegment eliminations	(153,943)	(533,500)	(143,069)	(210,000)	(1,040,512)
Total liabilities	$1,145,372	$121,793	$635,278	$-	$1,902,443

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

The most significant estimates made by management in the preparation of the financial statements relate to the estimates used to calculate the fair value of certain liabilities, the derivative liability, present value of note payable and any impairment and the net book value of long-lived assets. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from such estimates under different assumptions and conditions.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments, such as cash on account with commercial banks, certificates of deposit or money market funds that are readily convertible to known amounts of cash and have original maturities of three months or less. All cash balances are held by major banking institutions.

Prepaid Expenses

Prepaid Expenses are primarily governed by ASC 340-10-25 (Other Assets and Deferred Costs- Recognition.) In accordance with this standard, payments made by the Company in cash or other forms of consideration for goods or services not yet received are classified as prepaid expenses. The Company issued shares to directors and consultants as compensation for services to be performed over a defined period. The portion of this share-based compensation allocated to the future services is recorded as “Pre-paid Consulting” on the balance sheet. These transactions are valued using the service amount specified in the service provider’s invoice or contract or at the Company’s stock price on the grant date, whichever is the better estimate for the value of service.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using the Current Expected Credit Loss (CECL) model under ASC 326. The CECL model requires recognition of expected credit losses over the contractual life of financial assets held at the reporting date, considering historical experience, current conditions, and reasonable and supportable forecasts.

Financial assets subject to CECL include trade receivables. The Company groups financial assets based on shared risk characteristics and evaluates them collectively. The allowance is measured using a combination of historical loss rates, adjusted for current economic trends and forward-looking factors such as industry outlook and macroeconomic indicators (e.g., unemployment rate, GDP).

Under CECL, the carrying amount of a financial asset (net of the allowance for credit losses) represents the amount the Company expects to collect. This means that when the CECL estimate is appropriately recorded, the net reported balance of financial assets reflects management’s best estimate of collectible cash flows, based on available and supportable information.

Management reviews the adequacy of the allowance at each reporting period and updates estimates as appropriate. Changes in estimates are recorded in the income statement as a component of credit loss expense. The Company has considered the recent guidance and does not have receivables that would require this level of analysis in determining the net realizable balance of accounts receivable.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs are generally unobservable inputs and not corroborated by market data.

	Level 1	Level 2	Level 3	Total
Assets
Bitcoin held	$932	$-	$-	$932
	$932	$-	$-	$932
Liabilities
Derivative liability	$-	-	83,921	-
Note payable (related parties)	-	-	740,046	740,046
Note Payable (unrelated parties)	-	-	396,447	396,447
	$-	-	$1,136,493	$1,136,493

Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability	$-	$-	$-	$-
Note Payable (related parties)	-	-	357,500	357,500
Note Payable (unrelated parties)	-	-	134,375	134,375
	$-	$-	$491,875	$491,875

The Carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon their present value determined from interest rates for debt obligations on March 31, 2025.

Assets and liabilities reported on the balance sheet approximate their fair value.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features (such as conversion features) that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The Company had convertible notes with derivative liabilities of $83,921 and $0, on March 31, 2025, and June 30, 2024, respectively, principally due to its stock price and volatility.

Digital currencies - Bitcoin

The Company applies accounting for digital assets in accordance with the AICPA Practice Aid "Accounting for and Auditing of Digital Assets", the guide is dated as of June 30, 2022, and the SEC issued Staff Accounting Bulletin No. 121, which is effective for periods after June 15, 2022, which are the current nonauthoritative guidance for accounting for digital assets under U.S. generally accepted accounting principles (GAAP). The AICPA Practice Aid is non-authoritative guidance that represents the views of the Digital Assets Working Group and AICPA staff. There is currently no official pronouncement or authoritative guidance on accounting for digital assets and digital asset transactions. The Company held approximately $1,000 in digital assets as of March 31, 2025, and held no digital assets at June 30, 2024. Under ASU No. 2023-08, effective December 15, 2024, with early adoption permitted, companies are required to mark bitcoin and similar digital assets to market at each period and eliminate the need for impairment testing. This guidance ensures that bitcoin holdings are recorded at fair market value, reflecting any unrealized gains or losses at the end of each period. The Company adopted this new accounting standard early, as of the quarter ending June 30, 2024, to enhance the transparency and accuracy of its financial reporting. The reward for a bitcoin miner changes roughly every four years, or after every 210,000 blocks are mined and gets reduced by half each time; this whole process is called bitcoin halving. The last halving occurred on April 20, 2024, and reduced the reward per block to 3.125 BTC.

Plant and equipment - Crypto-currency machines

The rate at which the Company generates digital assets and, therefore, consumes the economic benefits of its transaction verification servers are influenced by a number of factors, including the following:

☐	the complexity of the transaction verification process, which is driven by the algorithms contained within the (blockchain) Bitcoin open-source software.

☐	the general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as the blockchain’s total hash rate)

☐

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

The Company operates in an emerging industry for which limited data is available to make estimates on the useful economic lives of specialized mining equipment. The equipment could become obsolete within less time than other equipment due to it being specialized, new technology still being developed and improved. Plant and equipment, which includes mining equipment, are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Prior to the fiscal year June 30, 2023, management determined the expected useful life of mining machines as 7 years. During the fiscal year ended June 30, 2024, management reassessed that the mining machines’ useful life to 1-year rather than 7 years, consistent with industry research and publications on bitcoin machines at the time of assessment. The change in the estimated useful life was accounted for prospectively by updating the accumulated depreciation and incurring the related depreciation expense in the fiscal year ended June 30, 2024. Management’s assessment takes into consideration the availability of historical data and management's expectations regarding the direction of the industry, including potential changes in technology. Management will review this estimate annually and will revise such estimates as and when data becomes available.

In March 2025, Megalodon consummated the purchase of a co-location data center located in Orofino, Idaho, pursuant to a previously executed letter of intent. The closing purchase consideration paid at closing was approximately $500,000. Prior to the closing, the Company commenced operations at the facility in October 2024 to incentivize the seller to maintain the terms of the letter of intent. Costs incurred during this pre-acquisition operating period totaled approximately $93,173, which were capitalized and allocated to the respective components of the acquired property, plant and equipment, in accordance with applicable accounting guidance.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying value to determine if an adjustment for impairment is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company applies the following five-step model to all revenue streams within the scope of ASC 606:

1.	Identify the contract with a customer

2.	Identify the performance obligations in the contract

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the performance obligations are satisfied

The Company derives revenue from two primary sources: (i) cryptocurrency mining activities and (ii) co-location hosting services.

Cryptocurrency Mining Revenue

The Company earns revenue by successfully validating transactions and adding blocks to the Bitcoin blockchain network. In return, the Company receives consideration in the form of cryptocurrency (i.e., newly minted Bitcoin and transaction fees). Although these rewards do not arise from a contract with a customer, the Company applies the guidance in ASC 606 by analogy, as permitted by ASC 610-20, and in accordance with PCAOB Staff Guidance on nontraditional revenue sources.

Revenue is recognized at a point in time, specifically upon confirmation of a mined block and receipt of the reward in the Company’s cryptocurrency wallet. The amount of revenue recognized is based on the fair value of the cryptocurrency received, measured using quoted market prices at the time control is obtained. Such inputs are classified as Level 1 within the fair value hierarchy under ASC Topic 820, Fair Value Measurement.

Co-location Hosting Revenue

The Company provides co-location hosting services to third-party customers, primarily digital asset mining businesses, through the provision of physical space and supporting infrastructure within its mining facility. These services generally include the allocation of rack space for customer-owned mining equipment, delivery of electrical power, internet connectivity, facility cooling, physical security, and basic operational support such as equipment monitoring and maintenance. The Company’s facilities are designed to support the high power and uptime requirements typical of cryptocurrency mining operations.

Revenue from these services is recognized over time, as the performance obligation (continuous hosting access) is satisfied. Customers typically prepay a fixed estimated fee at the beginning of each month for that month’s services; charge adjustments and credits are applied at the end of each month based on actual charges. The estimated fixed fee is determined based on the manufacturer’s stated power usage for each type of machine.

The Company applies the ASC 606 model as follows:

•	Step 1: Contracts are established via written service agreements.

•	Step 2: The primary performance obligation is continuous provision of hosting services.

•	Step 3: The transaction price includes fixed service fees and estimated variable usage charges.

•	Step 4: The full transaction price is allocated to the hosting service obligation.

•	Step 5: Revenue is recognized ratably over time, using a time-based output method.

Software Development and Licensing Revenue

               Through Deinodon, its subsidiary, the Company expects to generate revenue from the development and licensing of proprietary software used for the remote monitoring and management of physical operations, including real-time temperature tracking of hardware components, operational performance analytics, and predictive maintenance alerts.

Modular Infrastructure Sales

               Through Sabretooth, its subsidiary, the Company expects to generate revenue through the design, fabrication, and sale of modular containers equipped with electrical and racking infrastructure to support off-site cryptocurrency mining operations.

Transaction Price Considerations

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both.

When determining the transaction price, the Company considers the following elements as required by ASC 606-10-32:

•	Variable Consideration: For hosting arrangements that include usage-based components (e.g., power), the Company estimates the variable consideration using the most likely amount method. Such amounts are included in the transaction price only to the extent that it is probable a significant revenue reversal will not occur.

•	Constraining Estimates of Variable Consideration: The Company applies a constraint to variable amounts when uncertainty exists. For example, new or ramp-up contracts may have variable power consumption that cannot be reliably estimated at inception.

•	Significant Financing Component: Not applicable. The Company does not offer extended payment terms or upfront payments that span more than one year. Accordingly, the Company has concluded that its contracts do not contain a significant financing component.

•	Noncash Consideration: Revenue from cryptocurrency mining is received in the form of noncash consideration (i.e., Bitcoin), which is measured at fair value upon receipt, consistent with ASC 606-10-32-21. Noncash consideration is not typical in co-location contracts but would be accounted for in the same manner if applicable.

•	Consideration Payable to a Customer: The Company does not offer consideration payable to customers, such as rebates or incentives. Co-location contracts are typically long-term, and any service credits are applied as reductions to future monthly charges. At contract termination, credits may be offset against final contract charges. Monthly billing estimates generally align closely with actual usage, resulting in minimal adjustments.

Disaggregated Revenue Disclosure

The Company’s customers or sources of revenue generation were only in the United States during the period ended March 31, 2025. Below is a table of revenue by type:

	For period ended
Revenue Type	March 31, 2025	June 30, 2024

Mining Revenue	$932	$-
Hosting Revenue	7,294	-
Total Revenue	$8,226	$-

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

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Through the fiscal period ended June 30, 2024, the quarter ended March 31, 2025, and through the date of filing, there have been no intervening lawsuits, claims or judgments filed. Please refer to Note 12. Commitments and Contingencies

Related Party Disclosures

Under ASC 850 “Related Party Transactions” an entity or person is considered to be a “related party” if it has control, significant influence or is a key member of management personnel. A transaction is considered to be a related party transaction when there is a transfer of resources of obligations between related parties. The Company, in accordance with the standard ASC 850, presents disclosures about related party transactions and outstanding balances with related parties, see Note 11.

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

As of March 31, 2025, and June 30, 2024, there were outstanding warrants that could convert into 3,340,834 and 8,999,089 common stock shares, respectively and convertible notes that could be converted into 1,225,445 and 11,115,265 shares of common stock on March 31, 2025, and June 30, 2024, respectively. At the end of both periods, the potentially dilutive shares were excluded because the effect would have been anti-dilutive.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary or permanent differences). The effect on deferred income tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related matters. The Company has determined that it does not believe it has any material uncertain tax positions that require measurement The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company has filed its tax returns through the fiscal year ended June 30, 2015, and is in the process of filing the reaming returns t become current The Company incurred a loss for the fiscal years ended June 30, 2024, and has not filed tax returns for that year or since its 2015 filings. The Company has not received any notifications from the IRS regarding filed or unfiled returns. Reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at March 31, 2025, or June 30, 2024, and have not recognized interest and/or penalties in the consolidated statement of operations for the period or year then ended.

We are subject to taxation or reporting by the U.S. Federal authorities and the state taxing authorities of Nevada, Florida and Idaho. The Company’s tax returns remain subject to potential examination by the tax authorities within 3 years from the filing date.

Cash flows reporting

The Company prepares its statements of cash flows in accordance with ASC-230, Statement of Cash Flows, using the indirect method. Cash Equivalents include investments, with original maturities of three months or less. Non-Cash investing and financing activities are disclosed separately in the supplemental section of the cash flow statement. Cash receipts from cryptocurrency mining rewards are classified as operating cash inflows. Cash purchases of property and equipment are classified as investing activities, while proceeds from debt or equity financing are included in financing activities. Some transactions were part cash and part non-cash and disclosed accordingly.

Advertising Costs

Advertising costs are expensed as incurred in accordance with ASC 720-35, Advertising Costs. These costs are included in selling, general and administrative expenses on the consolidated statements of operations. Advertising expenses were $1,380 for nine months ended March 31, 2025, and $0 for the fiscal year ended June 30, 2024.

Equity/Shares Capital

The Company accounts for equity transactions in accordance with ASC 505, Equity. Common stock is recorded at par value, with the excess of proceeds over par value recorded as additional paid-in-capital. Equity issuance costs are charged directly to additional paid-in- capital. Shares issued for services received or non-cash consideration are measured at the fair value of the equity instruments issued on the grant date or the fair value of the service received, whichever is more reliably measurable. The Company is authorized to issue 350,000,000 shares of common stock at $0.0001 per share. As of March 31, 2025, and June 30, 2024, 23,131,733 and 18,223,953 shares of common stock are issued and outstanding.

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

Recent Accounting Pronouncements

Environmental Credits (Proposed Topic 818) - New guidance on how to account for environmental credits like carbon offsets and renewable energy certificates. Focus on consistent recognition, measurement, and disclosure. Still in proposal stage (comment period through April 2025). As no renewable energy sources are used for operations, we currently deem these credits are not applicable.

Disaggregation of Income Statement Expenses (ASU 2024-03) - Companies must break out major expense categories (e.g., labor, depreciation) in the notes to financial statements aimed at improving transparency. Effective for annual periods after Dec 15, 2026 (early adoption allowed). This is applicable to the Company but it’s not yet effective and the Company has not elected early adoption.

Income Tax Disclosure Improvements (ASU 2023-09) - Requires clearer details on income taxes paid (by federal, state, and foreign) and better breakdowns of rate reconciliations. Helps investors better understand a company’s tax situation. This standard applies to the Company but is not currently applicable to current period financials, as we have incurred losses and have no tax expense.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred a net loss of $1,122,930 during the nine months ended March 31, 2025, and has an accumulated deficit of $8,146,728 and a working capital deficit of $ 1,787,668 as of March 31, 2025.

While the Company is attempting to generate revenues, the Company’s cash position is inadequate to support daily operations. Management intends to raise additional funds by a private or public offering and further implement its business plan to generate additional revenues, however, there can be no assurances that it will be successful in doing do and there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and raise capital.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. ACCOUNTS RECEIVABLE

All accounts receivable relate to hosting revenue, below is a schedule of accounts receivable disclosing the basis for the accrual and the beginning balances:

	For the period ended
Description	March 31, 2025	June 30, 2024
Accounts receivable - revenue recognized	$8,226	$-
Allowance for doubtful accounts	-	-
Total accounts receivable, net	$8,226	$-

There was no beginning accounts receivable balance on July 1, 2024.

NOTE 5. PREPAID CONSULTING

The Company issued restricted common stock shares to its directors and advisors for future services, which shares are recorded as issued and outstanding at the time they are granted and issued, and the related share-based compensation expense is incurred as services are performed. Compensation expense not incurred is accounted for as prepaid consulting expense. On June 12, 2022, the Company issued 1,000,000 restricted common stock shares to advisors and directors for future services.  The shares were valued at $0.46 per share for a total value of $456,639, to be vested over a period of three years, for their future services. On January 1, 2023, the Company issued 100,000 restricted common stock shares to John Bennett, the then Chief Financial Officer for future services.  The shares were valued at $0.14 per share for a total value of $14,000, to be vested over a period of 18 months. During the fiscal year ended June 30, 2024, the Company expensed $140,857 of this amount, which resulted in a prepaid consulting balance of $152,213.

During the quarter ended September 30, 2024, the Company expensed $38,053 in consulting services, and no additional prepaid consulting assets were recognized. During the quarter ended December 31, 2024, the Company expensed $38,053 of prepaid consulting, with no additional prepaid assets recognized. During the quarter ended March 31, 2025, the Company issued 349,000 shares for consulting services, of which 278,250 shares were related to prepaid consulting services. Accordingly, the Company recognized and additional prepaid expense of $61,817 and expensed $38,053. As a result, the prepaid consulting balance as of March 31, 2025, was $99,870.

NOTE 6. OTHER ASSETS

During the period, the Company made a refundable security deposit of $77,069 to establish their account to provide electricity to the Orofino Idaho facility. On March 31, 2025, and June 30, 2024, the balances were $77,069 and $0, respectively.

NOTE 7. BITCOIN HELD

	March 31, 2025	June 30, 2024
Beginning balance	$-	$-
Increase
Value of bitcoin mined on the reward date	953	15,824
Realized gain (loss) on sale/exchange of bitcoin	(21)	-
	932	15,824
Decrease
Bitcoin used for operational expenses (Cost basis)		15,824
	-	15,824

Ending balance	$932	$-

NOTE 8. PROPERTY PLANT & EQUIPMENT MINING MACHINES

On August 24, 2022, the Company entered into a contract to purchase 20 Bitmain XJ S19 Pro 110 TH and their installation at Simple Mining in Iowa. During the 2024 fiscal year, the Company fully depreciated all mining equipment. Land, buildings, machinery, and mining equipment, and furniture are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Gains or losses on disposition of equipment are reflected in operations. Depreciation is computed using accelerated methods for financial reporting purposes, based on the estimated useful lives of the assets.

In March 2025, Megalodon purchased a co-location facility and some legacy crypto miners, pursuant to an Asset Purchase Agreement, from an unaffiliated third party for $500,000, the down payment of approximately $34,000 was paid in 2024.  Megalodon assumed operation of the facility in October 2024 as an option fee or incentive to the seller to continue the Asset Purchase Agreement. Megalodon incurred approximately $95,000 of electricity, contract labor and other costs from October to the closing date. These costs were capitalized and allocated to the Land, Building and Machinery & Equipment.

On March 31, 2025, and June 30, 2024, the balances were as follows:

	Estimated Life in Years	March 31, 2025	June 30, 2024

Land	N/A	$142,863	$0
Building	30	285,727	0
Machinery & mining equipment	2	699,063	533,500
Computer equipment	3	1,478	0
		1,129,131	533,500

Less: Accumulated Depreciation		533,500	533,500
Fixed asset, net		$595,631	$-

Depreciation expenses amounted to $14,948 for the fiscal year ended June 30, 2024, and there was no depreciation expense in the 9 months ended March 31, 2025, as the miners were fully depreciated during the fiscal year ended June 30, 2024. The miners and computer equipment purchased in March 2025 were not placed in service on March 31, 2025. The building, also acquired at the same time incurred no material depreciation expense for the days placed in service in March 2025.

See NOTE 12.” COMMITMENTS AND CONTINGENCIES” regarding Liens related to this mortgage.

NOTE 9. INTANGIBLE ASSETS

On March 31, 2025, the Company acquired the intangible assets of Baoblock, Inc for $210,000 which was paid with 600,000 restricted common stock shares and $10,000 in cash. No amortization required during the period ended March 31, 2025 as the software was not yet placed in service. On March 31, 2025, and June 30, 2024, the balances were $210,000 and $0, respectively.

NOTE 10. ACCOUNTS PAYABLE AND ACCURED LIABILITIES

	March 31, 2025	June 30, 2024
Vendor Payables
Marketing and promotions costs	$4,163	$4,163
SEC regulatory cost	15,801	5,000
Professional fees	32,639	3,103
Crypto operations costs	26,914	8,969
Purchase of Intangible asset	10,000	-
Other	1,621	-

Vendor Payables (related parties)
Expense Reimbursement	3,728	15,214
Compensation	-	18,000

Vendor Accruals
Environmental cost	1,500	3,500
Accounts Payable &Accrued Liabilities	$96,366	$57,950

The Company’s trade payables are generally short term, due on demand or with an obligation to pay within less than 365 days. Approximately 32.5% of trade payables are outstanding for more than 90 days.

NOTE 11. – RELATED PARTY TRANSACTIONS

Office space

The Company leases office space from its President for $250 per month. The term of the lease is for 365 days and ends on June 30, 2025. On March 31, 2025, $2,250 of rent expense was accrued and is included in accounts payable and accrued expenses.

Due to Related Parties-accrued compensation

As of March 31, 2025, and June 30, 2024, the Company owed $250,000 and $480,000, respectively, to related parties for management advisory fees.

As of March 31, 2025, and June 30, 2024, the Company owed compensation payable of $208,405 and $88,430, respectively.

As of March 31, 2025, and June 30, 2024, the Company owed board of director fees of $83,000 and $96,000, respectively.

Notes Payable – Related Parties

Related parties’ notes payable consist of various convertible and non-convertible notes payable with a principal balance on March 31, 2025, and June 30, 2024, of $740,046 and $357,320, respectively and accrued interest on March 31, 2025, and June 30, 2024, of $18,564 and $12,036, respectively.

These notes do not require regular monthly payments, but rather they are to be settled by the maturity date if not converted. Lazarus Management Limited and Sparta Road are related parties as these entities share a Founder (Timothy Ruggiero) member with T-REX.

 (a) Convertible Notes Payable - Related Parties

On July 1, 2023, as compensation for unpaid management services, the Company issued Frank Horkey (“Horkey”) a $75,000 Senior Secured Convertible Promissory Note as partial settlement for management compensation owed. The note bears interest at a rate of 10% per annum and is convertible to the Company’s common stock at a rate of $0.50 per share. As a further inducement to enter the note, the Company issued Horkey a warrant to acquire 150,000 shares of restricted common stock at a price of $0.75 per share, any time prior to July 1, 2026, the warrant expiration date. On January 1, 2024, the note principal was $75,000 and accrued interest was $3,750, at which time the note was cancelled and replaced by a new note with a principal balance of $78,750, a maturity date of June 30, 2024, and all other terms remained the same. Under the new note as an incentive for the renewal, an additional warrant to acquire 157,500 shares of common stock shares at $0.75 per share, any time prior to June 30, 2027, the warrant expiration date, was issued. On July 1, 2024, the note’s principal was $78,750 and accrued interest was $3,938, at which time the note was cancelled and renewed with a principal balance of $82,688, a maturity date of December 31, 2024, and all other terms remained the same. Under the new note as an incentive for the renewal, an additional warrant to acquire 165,375 shares of common stock at a price of $0.75 per share, any time prior to January 1, 2028, the warrant expiration date, was issued. On January 1, 2025, the note principal was $82,688 and accrued interest was $4,134, at which time the note was cancelled and replaced with a new note with a principal balance of $86,823, a maturity date of June 30, 2025, and all other terms remained the same. Under the new note as an incentive for the renewal, an additional warrant to acquire 173,646 shares of common stock at a price of $0.75 per share, any time prior to June 30, 2028, the warrant expiration date, was issued. The principal balance on March 31, 2025, and June 30, 2024, was $86,828 and $78,750, respectively and the accrued interest on March 31, 2025, and June 30, 2024, was $2,171 and $3,931, respectively.

On July 1, 2023, as compensation for unpaid management services, the Company issued Lazarus Asset Management LLC (“Lazarus”) a $75,000 Senior Secured Convertible Promissory Note as partial settlement for management compensation owed. The note bears interest at a rate of 10% per annum and is convertible to the Company’s common stock at a rate of $0.50 per share and had a maturity date of December 31, 2023. As a further inducement to enter the note, the Company issued a warrant to acquire 150,000 restricted common stock at a price of $0.75 per share, any time prior to July 1, 2026, the warrant expiration date. On January 1, 2024, the note principal was $75,000 and accrued interest was $3,750, at which time the note was cancelled and renewed with a principal balance of $78,750, a maturity date of June 30, 2024, and all other terms remained the same. Under the new note, as incentive for the renewal, a warrant to acquire 157,500 shares of the Company’s common stock at $0.75 per share at any time prior to January 1, 2027, the warrant expiration date, was issued As of June 30, 2024, the principal balance was $78,750 and the accrued interest was $3,938, resulting in principal and interest owed of $82,688. Lazarus assigned $36,624 and $5,000 of the principal to two other stockholders. The note payable balance was canceled on July 1, 2024, renewed with a principal of $41,064, maturity date of December 31, 2024, and all other terms remained the same. As an incentive for the renewal, an additional warrant to acquire 82,128 shares of common stock at $0.75 per share at any time prior to December 31, 2027, the warrant expiration date, was issued. On January 1, 2025, the note principle was $41,061 and accrued interest was $2,028, at which time the note was cancelled and renewed with a principal balance of $43,093, a maturity date of June 30, 2025, and all other terms remained the same. Under the new note as an incentive for the renewal, an additional warrant to acquire 86,186 shares of the Company’s common stock at $0.75 per share, any time prior to January 1, 2027, the warrant expiration date, was issued. The principal balance on March 31, 2025, and June 30, 2024, was $43,090 and $78,750, respectively and the accrued interest on March 31, 2025, and June 30, 2024, was $1,077 and $3,938, respectively

On February 9, 2024, the Company issued Sparta Road Ltd (“Sparta Road”) a $50,000 Senior Secured Convertible Promissory Note, with an interest rate of 5% per annum, convertible at $0.25 per share and a maturity date of March 31, 2024. The Note was issued as a repayment of advances made by Sparta Road to cover certain Company expenses. As of March 31, 2025, and June 30, 2024, the principal balance is $50,000 and accrued interest is $417, as the parties agreed to cease accruing interest on the maturity date.

On April 1, 2024, as compensation for unpaid management services, the Company issued Horkey a $75,000 Senior Secured Convertible Promissory Note with an interest rate of 10% per annum, convertible at $0.50 per share. As a further inducement to enter the note, the Company issued a warrant to purchase 150,000 shares of restricted common stock at $0.75 per share prior to April 1, 2027, the warrant expiration date. On March 31, 2025, and June 30, 2024, the principal balance owed was $78,750 and $75,000, respectively, and accrued interest was $3,938 and $1,875, respectively. On October 1, 2024, the note principal owed was $75,000 and accrued interest owed was $3,750, at which time the Note was cancelled and renewed with a principal balance of $78,750, and a maturity date of April 1, 2025, all other terms remained the same. Under the new note the Company issued a warrant to acquire 157,500 shares of common stock at $0.75 per share, any time prior to October 1, 2027, the warrant’s expiration date. The principal balance on March 31, 2025, and June 30, 2024, was $78,750 and $75,000, respectively and the accrued interest on March 31, 2025, and June 30, 2024, was $3,938 and $1,875, respectively.

On April 1, 2024, as compensation for unpaid management services, the Company issued Lazarus a $75,000 Senior Secured Convertible Promissory Note with an interest rate of 10% per annum, convertible at $0.50 per share. As a further inducement to enter the note, the Company issued a warrant to purchase 150,000 shares of restricted common stock at $0.75 per share prior to April 1, 2027, the warrant expiration date. On March 31, 2025, and June 30, 2024, the principal balance owed was $78,750 and $75,000, respectively, and accrued interest was $3,938 and $1,875, respectively. On October 1, 2024, the note principal owed was $75,000 and accrued interest owed was $3,750, at which time the Note was cancelled and renewed with a principal balance of $78,750, and a maturity date of April 1, 2025, all other terms remained the same. Under the new note the Company issued a warrant to acquire 157,500 shares of common stock at $0.75 per share, any time prior to October 1, 2027, the warrant’s expiration date. The principal balance on March 31, 2025, and June 30, 2024, was $78,750 and $75,000, respectively and the accrued interest on March 31, 2025, and June 30, 2024, was $3,938 and $1,875, respectively.

On July 1, 2024, as compensation for unpaid management services the Company issued Horkey a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of April 1, 2025. As a further inducement to accept the note payable, the Company issued a warrant to acquire 30,000 shares of restricted common stock at $0.75 per share prior to July 1, 2027, the warrant expiration date. The principal balance on March 31, 2025, was $15,000 and the accrued interest was $1,125.

On October 1, 2024, as compensation for unpaid management services the Company issued Horkey a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of July 1, 2025. As a further inducement to accept the note payable, the Company issued a warrant to acquire 30,000 restricted common stock shares at $0.75 per share prior to October 1, 2027, the warrant expiration date. The principal balance on March 31, 2025, was $15,000 and the accrued interest was $750.

On January 1, 2025, as compensation for unpaid management services the Company issued Horkey a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of October 1, 2025. As a further inducement to accept the note payable, the Company issued a warrant to acquire 30,000 restricted common stock shares at $0.75 per share prior to October 1, 2027, the warrant expiration date. The principal balance on March 31, 2025, was $15,000 and the accrued interest was $375.

On July 1, 2024, as compensation for unpaid management services the Company issued Lazarus a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of April 1, 2025. As a further inducement to accept the note payable, the Company issued a warrant to acquire 30,000 restricted common stock shares at $0.75 per share prior to July 1, 2027, the warrant expiration date. The principal balance on March 31, 2025, was $15,000 and the accrued interest was $1,125.

On October 1, 2024, as compensation for unpaid management services the Company issued Lazarus a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of July 1, 2025. As a further inducement to accept the note payable, the Company issued a warrant to acquire 30,000 restricted common stock shares at $0.75 per share prior to October 1, 2027, the warrant expiration date. The principal balance on March 31, 2025, was $15,000 and the accrued interest was $750.

On January 1, 2025, as compensation for unpaid management services the Company issued Lazarus a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of October 1, 2025. As a further inducement to accept the note payable, the Company issued a warrant to acquire 30,000 restricted common stock shares at $0.75 per share prior to October 1, 2027, the warrant expiration date. The principal balance on March 31, 2025, was $15,000 and the accrued interest was $375.

The Company agreed with related party debt holders, Frank Horkey and Lazarus Asset Management, LLC to waive its obligations to issue shares it was obligated to issue as incentives in the note payable agreements, for compensation. The parties considered the issuance of prepaid warrants or other equity incentives, yet no obligation was determined at the time the obligations were waived. In March 2025, shares of restricted common stock shares were issued for note payable incentives as the parties determined these issuances would settle note payable incentives that were waived.

Total convertible notes payable related parties included principal balance on March 31, 2025, and June 30, 2024, were $427,416 and $357,320, respectively and the related accrued interest on March 31, 2025, and June 30, 2024, were $16,041 and $12,036, respectively.

(b) Notes Payable – Related Parties

On February 3, 2025, for cash proceeds the Company issued Horkey a $70,000 Senior Secured Promissory Note, with an interest rate of 10% per annum, a maturity date of April 4, 2025. As of March 31, 2025, the principal balance is $70,000 and accrued interest is $499.

On March 5, 2025, for cash proceeds, the Company issued Horkey a $35,000 Senior Secured Promissory Note, with an interest rate of 10% per annum, a maturity date of May 4, 2025. As of March 31, 2025, the principal balance is $35,000 and accrued interest is $249.

On March 5, 2025, the Company issued Frank Horkey a $207,630 Senior Secured Promissory Note secured by a Deed of Trust on the Orofino facility, The note has an interest rate of 12% per annum, a maturity date of March 5, 2026. This loan was issued to him for the amount he advanced to purchase the Orofino facility. As of March 31, 2025, the principal balance is $207,630 and accrued interest is $1,775.

Total non-convertible notes payable principal balance on March 31, 2025, were $312,630 and the related accrued interest was $2,523. No balances were outstanding on June 30, 2024.

Other Related Party Debt

In addition to notes payable owed by related parted parties, various shareholders advanced funds for operating expenses. These amounts are reported on the balance sheet as “Due to related party -advances” on March 31, 2025, and June 30, 2024, in amount of $13,306 and $13,602, respectively. The amounts owed are non-interest bearing, unsecured, and are due on demand.

On January 30, 2023, entities affiliated with Timothy B. Ruggiero and Peter Chung each cancelled 900,000 and 1,000,000 shares, respectively, for return to the Company’s treasury.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal contingencies

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of business. Management is not aware of any pending, threatened or asserted claims.

On September 9, 2024, the Company entered into a non-binding agreement with Veterans Capital Corp. (“Veterans”) to lease ASIC crypto miners, valued at $2,300,000, to be housed at the Orofino, Idaho facility. The agreement requires a non-refundable fee of $10,500, which was paid during the quarter ended September 30, 2024, and an additional $14,500, which would be due upon execution of the lease contract. The agreement also indicates that the $10,500 paid would be applied to the $25,000 lease commitment fee, if the contract is executed. If the parties do not execute the lease contract, no further amounts are owed by the Company. This lease was ultimately not consummated, and Veteran’s Capital refunded $2,660 of the fees paid.

On September 19, 2024, the Company entered into an agreement with Del Cielo LLC for the introduction of potential leasing companies and institutional investment banking firms. The agreement required an initial payment of $12,500 and ongoing monthly payments of $5,500. The Company paid $12,500 during the quarter ended September 30, 2024, and the $5,500 initial monthly payment was made in October 2024. The agreement also provides that subsequent to November 20, 2024, the agreement can be terminated at any time. The Company paid $8,250 as a final payment in April 2025 to put the agreement on hold

On October 20, 2024, the Company entered into an agreement with Clearwater Power Company “Clearwater”) for the provision of electric power and facilities to support its cryptocurrency mining operations in Orofino, Idaho. As part of this contract, the Company deposited approximately $77,000 with Clearwater, held as a non-interest-bearing security deposit. The related and unrelated mortgages dated March 5, 2025, used to acquire the Orofino facility are secured by two liens, see “NOTE 11. RELATED PARTIES TRANSACTIONS” and “NOTE 13. NOTES PAYABLE-UNRELATEED THIRD PARTIES” FOR MORE DETAILS

See other commitments and contingencies under “NOTE 11. RELATED PARTY TRANSACTIONS”, “NOTE 13. NOTES PAYABLE” and NOTE 16. SUBSEQUENT EVENTS”.

NOTE 13. NOTES PAYABLE- UNRELATED THIRD PARTIES

Unrelated parties note payable consists of convertible and non-convertible notes payable with a principal balance on March 31, 2025, and June 30, 2024, of $396,447 and $134,375, respectively and accrued interest on March 31, 2025, and June 30, 2024, of $12,388 and $4,961, respectively.

These notes do not require regular monthly payments, but rather they are to be settled by the maturity date if not converted.

                Convertible Note Payable - Unrelated Parties

On March 24, 2023, the Company issued to a private investor, a $50,000 Convertible Promissory Note (“Note”), with an interest rate of 5% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date was June 30, 2023. As a further inducement, the Company issued a warrant to purchase 100,000 restricted common stock shares, exercisable at $0.75 per share any time prior to March 24, 2026, the warrant expiration date. On the maturity date of the note, Holder opted to convert for the issuance of 100,000 restricted shares of common stock. The warrant was redeemed through a cashless redemption on March 27, 2025, into 45,000 restricted common stock shares and was retired. The principal balance on March 31, 2025, and June 30, 2024, was $0 and $50,000 respectively and the accrued interest on March 31, 2025, and June 30, 2024, was $0 and $35, respectively.

On May 15, 2023, the Company issued a private investor a $19,375 Convertible Promissory Note (“Note”), with an interest rate of 5% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date was June 30, 2023. As a further inducement, the Company issued a warrant to purchase 38,750 restricted common stock shares exercisable at $0.75 per share any time prior to May 15, 2026, the warrant expiration date. On the maturity date the note holder opted to convert for the issuance of 38,750 restricted common stock shares. The warrant was through a cashless redemption redeemed on March 27, 2025, into 17,438 restricted common stock shares and was retired. The principal balance on March 31, 2025, and June 30, 2024, was $0 and $19,375 respectively and the accrued interest on March 31, 2025, and June 30, 2024, was $0 and $1,115, respectively.

On September 25, 2023, the Company issued a private investor a $20,000 180-day Senior Secured Convertible Promissory Note (“Note”), with an interest rate of 10% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is March 23, 2024. As further inducement, the Company agreed to issue 20,000 restricted common stock shares and issued a warrant to purchase 40,000 restricted common stock shares exercisable at $0.75 per share, any time prior to September 25, 2026, the warrant expiration date. On January 1, 2025, the company issued 20,000 restricted common stock shares which were obligated to issue as inducement in the note agreement. The warrant was redeemed through a cashless redemption on March 27, 2025, into 18,000 shares of the Company’s restricted common stock and was retired. The principal balance on March 31, 2025, and June 30, 2024, was $20,000 and $20,000 respectively and the accrued interest on March 31, 2025, and June 30, 2024, was $0 and $1,507, respectively.

 On September 29, 2023, the Company issued a private investor a $25,000 180-day Senior Secured Convertible Promissory Note, with an interest rate of 10%, convertible at $0.50 per share the lender’s discretion. The Note’s maturity date was March 27, 2024. As further inducement, the Company agreed to issue 25,000 restricted common stock shares and a warrant to purchase 50,000 restricted common stock shares, exercisable at $0.75 per share, any time prior to October 2, 2026, the warrant expiration date. On April 2, 2024, the note was extended for 180 days, and as inducement for extension, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 restricted common stock shares, exercisable at $0.75 per share, any time prior to April 2, 2027. On October 4, 2024, the note was extended again for 180 days, and as inducement for extension, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $1.50 per share, any time prior to October 4, 2027. On January 1, 2025, the Company issued 75,000 restricted common stock shares which were obligated to issue as inducement in the note agreement. Further All three warrants were redeemed through a cashless redemption on March 27, 2025, into 57,500 shares of the Company’s restricted common stock and were retired. The principal balance on March 31, 2025, and June 30, 2024, was $25,000 and $25,000 respectively and the accrued interest on March 31, 2025, and June 30, 2024, was $1,907 and $1,875, respectively.

On March 12, 2024, the Company issued a private investor a $10,000 180-day Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is August 21, 2024. As further inducement, the Company agreed to issue 20,000 restricted common stock shares. On January 1, 2025, the company issued 20,000 restricted common stock shares which it was obligated to issue as inducement in the note agreement. In addition, the holder opted to convert the note for 20,000 restricted shares of common stock. The principal balance on March 31, 2025, and June 30, 2024, was $0 and $10,000 respectively and the accrued interest on March 31, 2025, and June 30, 2024, was $2,959 and $304, respectively.

On May 23, 2024, the Company issued to a private investor a $10,000 90-day Secured Convertible Promissory Note bearing an interest rate of 10%, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is August 21, 2024. On September 30, 2024, the Company entered into a debt conversion agreement with the investor, but the shares were not issued. The note holder agreed to pause the accrual of interest after the maturity date. The Company agreed with the note holder that the debt would cease incurring interest after its maturity date. As further inducement, the Company agreed to issue 30,000 restricted common stock shares, which shares were issued on January 1, 2025. The principal balance owed at March 31, 2025, and June 30, 2024, was $10,000. The note’s accrued interest at March 31, 2025, and June 30, 2024, were $1,228 and $125, respectively.

On July 1, 2024, the Company issued a $5,000 180-day Secured Convertible Promissory Note to a private investor, which note bears an interest rate of 10% and conversion rights to convert the outstanding loan balance at $0.50 per share at the lender’s discretion. The Note’s maturity date is December 31, 2024. As a further inducement to purchase this Note, the Company agreed with Investor to issue 5,000 restricted common stock shares and a warrant to purchase 10,000 common stock shares exercisable at $0.75 at any point prior to June 30, 2027. On the maturity date, the note amount including interest of $250 was extended to June 30, 2025. As an inducement to extend this Note, the company agreed with Investor to issue 5,250 restricted common stock shares and a warrant to purchase 10,500 common stock shares exercisable at $0.75 at any point prior to December 31, 2027. The warrants were redeemed through a cashless redemption on March 27, 2025, into 13,725 restricted common stock shares and were retired. The principal balance on March 31, 2025, and June 30, 2024, was $5,250 and $0 respectively and the accrued interest on March 31, 2025, and June 30, 2024, was $123 and $0 respectively.

On July 1, 2024, the Company issued to a private investor a $36,624 180-day Secured Convertible Promissory Note bearing an interest rate of 10% per annum, which may be converted at $0.50 per share at the lender’s discretion. The Note’s maturity date is March 31, 2025. As further inducement to purchase this Note, the Company agreed to issue 36,624 restricted common stock shares and a warrant to purchase 73,248 shares of common stock exercisable at $0.75 per share, prior to June 30, 2027. The company issued 36,624 shares restricted common stock on January 1, 2025. This note was renewed on January 10, 2025, and the investor advanced another $15,000, so together with accrued interest the new face was $52,529 and is due March 31, 2025. In addition, as further inducement to renew the note, the Company agreed to issue 52,529 restricted common stock shares and a warrant to purchase 107,238 common stock shares exercisable at $0.75 per share, prior to January 10, 2028. The warrants were redeemed through a cashless redemption on March 27, 2025, into 107,502 restricted common stock shares and was retired. The principal balance on March 31, 2025, and June 30, 2024, was $52,529 and $0 respectively and the accrued interest on March 31, 2025, and June 30, 2024, was $2,099 and $0 respectively.

Note Payable-Unrelated Parties

On January 9, 2025, the Company issued to a private investor a $10,000 90-day Senior Secured Convertible Promissory Note bearing an inters rate of 10% per annum, which may be converted at $0.50 per share at the lender’s discretion. The Note’s maturity date is April 9, 2025. As further inducement to purchase this Note, the Company agreed to issue 10,000 restricted shares of the Company’s common stock and a warrant to purchase 20,000 shares of common stock exercisable at $0.50 per share, prior to January 9, 2028. The principal balance on March 31, 2025, and June 30, 2024, was $10,000 and $0, respectively and the accrued interest on March 31, 2025, and June 30, 2024, was $222 and $0, respectively.

On March 5, 2025, the Company issued to the seller of the Orofino facility a $267,555 Secured Promissory Note, secured by a Deed of Trust on the Orofino facility, bearing and interest rate of 8% per annum, and a maturity date of May 15, 2025. The principal balance of March 31, 2025, and June 30, 2024, was $267,555 and $0 respectively and the accrued interest on March 31, 2025, and June 30, 2024, was $1,546 and $0, respectively.

NOTE 14. DERIVATIVE LIABILITIES

The Company has various convertible notes outstanding that require derivative liability considerations for its conversion features. Total derivative liability on March 31, 2025, was $ 83,921 which was principally related to convertible notes issued in 2025. No derivative liability was accrued in prior years due the note terms and immateriality of the derivative value determined.

For the period ended March 31, 2025, the Company recorded a loss of $83,921 related to the change in fair value of derivative liabilities.

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

Input	Weighted Avg at Inception Date	Weighted Avg on December 31, 2024

Stock price	$0.35	$0.35
Exercise Price (conversion price	$0.50	$0.50
Risk-free interest rate	4.37%	4.22%
Expected term (years)	0.50	0.50
Expected volatility	134.80%	94.47%
Dividend yield	0%	0%

Description	March 31, 2025

Derivative liability beginning balance	-
Initial Recognition of derivatives	85,347
Change in fair value	(1,453)
Settlements/conversions	-
Derivative liability ending balance	$83,921

NOTE 15 – COMMON STOCK

Frank Horkey received 350,000 restricted common stock  shares as the Company’s  President and Director since his previous contract expired on December 31, 2019 and, on July 1, 2022, he received 250,000  restricted common stock shares or his three year board position vesting, as follows: 83,333 shares upon signing as of July 1, 2022; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; and  20,833 shares vest quarterly for the fiscal year ended June 30, 2025.

On July 1, 2022, Michael Christiansen received 250,000 restricted common stock shares for his three-year board position vesting, as follows: 83,333 shares upon signing as of July 1, 2022; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833 shares vest quarterly for the fiscal year ended June 30, 2025.

On July 1, 2022, Squadron Marketing LLC received 250,000 restricted common stock shares for acting on the Company’s Advisory Board for fiscal 2023 through 2025, vesting, as follows: 83,333 shares upon signing as of July 1, 2022; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833 shares vest quarterly for the fiscal year ended June 30, 2025.

On July 1, 2022, Lazarus Asset Management LLC received 250,000 restricted common stock shares for serving on the Company’s Advisory Board for fiscal 2023 through 2025, vesting as follows: 83,333 shares upon signing as of July 1, 2022; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833 shares vest quarterly for the fiscal year ended June 30, 2025.

On July 1, 2022, John Bennet received 50,000 restricted common stock shares for extending his consulting contract through fiscal year end 2023. On February 10, 2023, as an incentive to accept the position of the Company’s Chief Financial Officer for the period of January 1, 2023- through the date of his death which coincided with the Company’s year end of fiscal year 2024, John Bennet was awarded an additional 100,000 restricted common stock shares that vest at 16,666 shares per quarter.

On July 1, 2022, James Marshall III received 75,000 restricted common stock shares as the Company’s technical consultant for fiscal 2023. His shares are now deemed to be vested. James Marshall’s contract was not renewed.

On April 20, 2023, Shawn Perez Esq. was awarded 50,000 restricted common stock shares stock as an inducement for acting as the Company’s in-house counsel beginning January 1, 2023, through fiscal year end 2025. These shares were issued on April 21, 2023.

On September 25, 2024, a private investor purchased 150,000 restricted common stock shares for $150,000. In addition, the investor received a warrant to purchase 150,000 shares of the Company’s common stock for a period of three years exercisable at $1.50 per share prior to September 25, 2027. These shares were issued on January 1, 2025. The warrant was redeemed through a cashless exercise on March 27, 2025, into 37,500 shares of the Company’s restricted common stock and was retired.

On October 5, 2024, a private investor purchased 100,000 restricted common stock shares for $100,000. In addition, the investor received a warrant to purchase 100,000 shares of the Company’s common stock for a period of three years exercisable at $1.50 per share prior to October 5, 2027. These shares were issued on January 1, 2025. The warrant was redeemed through a cashless exercise on March 27, 2025, into 25,000 shares of the Company’s restricted common stock and was retired.

On October 11, 2024, a private investor purchased 100,000 restricted common stock shares for $100,000. In addition, the investor received a warrant to purchase 100,000 common stock shares for a period of three years exercisable at $1.50 per share prior to October 11, 2027.  These shares were issued on January 1, 2025. The warrant was redeemed through a cashless exercise on March 27, 2025, into 25,000 shares of the Company’s restricted common stock and was retired.

On October 15, 2024, a private investor purchased 50,000 restricted common stock shares for $50,000. In addition, the investor received a warrant to purchase 50,000 common stock shares for a period of three years exercisable at $1.50 per share prior to October 15, 2027, which shares were issued on January 1, 2025. The warrant was redeemed through a cashless exercise on March 27, 2025, into 12,500 restricted common stock shares and was retired.

On December 6, 2023, the Company agreed to sell to a private investor, 20,000 Units at a price of $0.75 per Unit and received $15,000 recorded as deposit payable. The 15,000 shares were issued on January 1, 2025

On January 1, 2025, Frank Horkey received 300,000 restricted common stock shares for his advisory fees payable of $105,000 extended during the fiscal year 2024.

On January 1, 2025, Peter Chung through Squadron Marketing LLC received 471,429 restricted common stock shares for advisory fees payable of $165,000 extended during the fiscal year 2024.

On January 1, 2025, Frank Horkey, Michael Christiansen and Peter Chung received 60,000 restricted common stock shares each for their Director fees payable of $21,000 each extended during the fiscal year 2024.

On July 1, 2024, Matthew Cohen received 250,000 restricted common stock shares for serving on the Company’s Board of Directors for fiscal 2024 through 2027. Vesting as follows: twenty thousand eight hundred thirty-four (20,834) shares vest quarterly beginning July 1, 2024. He also received a warrant to purchase 250,000 shares of the Company’s restricted common stock shares that could be exercised at any time prior to July 1, 2027, at an exercise price of $1.50, vesting as follows: 20,834 warrants vest quarterly beginning July 1, 2024. On December 20, 2024, Matthew Cohen resigned from his position as a member of our Board of Directors. The shares and warrants vest through the date of resignation were 41,667 shares and 41,667 warrants. On January 1, 2025, the Company issued 41,667 restricted common stock shares and redeemed the warrant through a cashless exercise redemption into 10,417 restricted common stock shares at a price of $0.25 and the warrant was retired.

On July 1, 2024, Antonio Oliveira received 250,000 shares for serving on the Company’s Advisory Board for fiscal 2024 through 2027, vesting as follows: 20,834 shares vest quarterly beginning July 1, 2024. He also received a warrant to purchase 250,000 restricted common stock shares at any time prior to July 1, 2027, at an exercise price of $1.50 vesting on the same schedule. On January 1, 2025, the Company issued 250,000 restricted common stock shares for future services and on March 27, 2025, Antonio Oliveira redeemed the warrant through cashless redemption into 62,500 restricted common stock shares at a price of $0.25 and the warrant was retired.

On March 31, 2025, issued 75,000 restricted common stock shares to Don Lopez, nephew of the Company’s President, Frank Horkey. The issuance was made in recognition of Mr. Lopez’s services as a technical consultant provide to the Company in the current quarter. As of the issuance date, the restricted shares were fully vested. Mr. Lopez’s consulting agreement was not renewed following the share issuance.

On January 1, 2025, the Company entered into a service contract with Aubyn Honeysett to manage its co-location facility in Orofino Idaho. Pursuant to the terms of the agreement, Ms. Honeysett was awarded 24,000 restricted common stock shares. The shares vest ratably at a rate of 667 shares per month over a 36-month term of contract, subject to Ms. Honeysett’s continued service with the Company.

On January 1, 2025, the Company entered into a service contract with Bryce Greenfield in connection with his role managing the Company’s co-location facility in Orofino, Idaho. As part of his agreement, Mr. Greenfield was granted 75,000 restricted common stock shares. The shares vest in equal installment of 2,083 shares a 36-month period, subject to Mr. Greenfield’s continued service with the Company.

NOTE 16 – WARRANTS

Warrants Issued for Investment

On May 5, 2022, the Company issued shares and warrants related to that certain Securities Purchase Agreement dated November 10, 2021 with certain of the selling stockholders referenced in our most recent registration statement pursuant to which we sold to such selling stockholders $560,875 in aggregate principal amount of our common stock (747,838 shares) and warrant to purchase common stock shares (which we refer to as the “PIPE Warrants”), exercisable at any time before the close of business on September 9, 2025. Of these warrants, all PIPE warrants except one warrant were redeemed through a cashless redemption into 614,504 shares of the Company’s restricted common stock at $0.25 per share and the warrants were retired. One warrant to purchase 133,334 shares was outstanding as of March 31, 2025.

On July 28, 2022, August 1, 2022, and November 28, 2022, an investor purchased 400,001 Units consisting of one share of the Company’s restricted common stock and one Class C warrant to purchase one share of the Company’s restricted common stock at an exercise price of $1.50 per share for a period of three years. Prior to March 31, 2025, the investor accepted the Company’s offer to redeem the warrant through a cashless redemption into 100,001 shares of the Company’s common stock at a price of $0.25 and the warrant was retired.

On September 29, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $25,000, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 restricted common stock shares and a warrant to purchase 50,000 restricted common stock shares exercisable at $0.75 per share any time prior to October 2, 2026. Prior to March 31, 2025, the investor accepted the Company’s offer to redeem the warrant through a cashless redemption into 12,500 shares of the Company’s common stock at a price of $0.25 and the warrant was retired.

On December 6, 2023, the Company agreed to sell to a private investor 20,000 Units at a price of $0.75 per Unit. Each Unit consists of one share of the Company’s restricted common stock and a warrant to purchase an additional share of the Company’s restricted common stock at a price of $1.50 any time prior to December 6, 2026.Prior to March 31, 2025, the investor accepted the Company’s offer to redeem the warrant through a cashless redemption into 5,000 shares of the Company’s common stock at a price of $0.25 and the warrant was retired.

On February 8, 2024, entities belonging to Peter S. Chung and Timothy B. Ruggiero, collectively, accepted a Pre-Funded Common Stock Purchase Warrant to purchase three million shares of the Company’s restricted common stock at $0.01 per share until the Warrant has been exercised in full. This warrant was issued as full consideration for their surrendering of 1.9 million shares of the Company’s Founder's Common Stock.

See NOTE. 11 “Related Party Transactions”, Note Payable section for details on convertible promissory notes issued with warrants on March 24, 2023, May 15, 2023, September 25, 2023, September 2023, April 1 2024, and July 1, 2024

Warrants Issued for Management and Consulting Services

On July 1, 2021, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a Class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50.  Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption into 125,000 common stock shares at a price of $0.25 and the warrants were retired.

On May 26, 2022, the Company issued to Frank Horkey a Class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50 as part of his executive compensation during the 2022 fiscal year. This warrant vested on July 1, 2022.  Prior to March 31, 2025, t Frank Horkey accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 shares of the Company’s common stock at a price of $0.25 and the warrant was retired.

On May 26, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued Class C warrant to purchase 500,000 common stock shares for a period of three years at an exercise price of $1.50 related to consulting services during fiscal 2022. These warrants vested on July 1, 2022. Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption into 250,000 shares of the Company’s common stock at a price of $0.25 and the warrants were retired.

On June 12, 2022, Messrs.  Horkey and Christiansen were issued 250,000 class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50. Exercise of these warrants commenced upon the effective date of the Company’s registration statement for serving on the Company’s Board of Directors. Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 shares each of the Company’s common stock at a price of $0.25 and the warrants were retired.

On June 12, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50. Exercise of this warrant commenced upon the effective date of the Company’s registration statement for serving on the Company’s Advisory Board. Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 common stock shares at a price of $0.25 and the warrants were retired.

On July 1, 2023, Squadron Marketing LLC and Lazarus Asset Management LLC were issued a class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50. Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 common stock shares at a price of $0.25, and the warrant was retired.

On July 1, 2023, Mr. Horkey was issued a class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50. Prior to March 31, 2025, the Holder accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 common stock shares at a price of $0.25 and the warrant was retired.

On July 1, 2024, Squadron Marketing LLC and Sparta Road LTD were each issued a class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50.Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption  into 62,500 common stock shares each at a price of $0.25, and the warrants were retired.

On July 1, 2024, Mr. Horkey was issued a class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50.  Prior to March 31, 2025, the Holder accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 common stock shares at a price of $0.25, and the warrant was retired.

On July 1, 2024, Antonio Oliveira’ was issued a Class C warrant to purchase 250,000 restricted common stock shares for his three-year Advisory Board position vesting as follows: 83,333 shares upon signing as of July 1, 2024; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833 shares vest quarterly for the fiscal year ended June 30, 2025. Prior to March 31, 2025, the Holder accepted the Company’s offer to redeem the warrant through a cashless redemption into 62,500 common stock shares at a price of $0.25 and the warrant was retired.

On July 1, 2024, Matthew Cohen was issued a warrant to purchase 250,000 restricted common stock shares for his three-year board position vesting as follows: 83,333 shares upon signing as of July 1, 2024; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833 shares vest quarterly for the fiscal year ended June 30, 2027. Mr. Cohen resigned effective December 31, 2024, and therefore vested only two quarters of his stock and warrant; the adjustments necessary to record his resignation was done on January 1, 2025. Prior to March 31, 2025, Mr. Cohen accepted the Company’s offer to redeem the warrants through a cashless redemption into 10,417 common stock shares at a price of $0.25 and the warrant was retired.

Certain of the shares and warrants noted above were issued to Board Members, Advisory Board Members and Consultants for services to be rendered for periods subsequent to March 31, 2025. Amounts related to shares issued as compensation for services not yet performed are treated as prepaid consulting (current and non-current). The amounts will be recognized in subsequent periods as they are earned according to the Agreements.

The following are changes and balances for common share equivalent due to outstanding warrants.:

		Warrants -Common Share Equivalents	Weighted Average Exercise Price	Warrants exercisable Common Share Equivalents	Weighted Average Exercise Price
Outstanding June 30, 2023		4,224,089	$1.47	3,557,422	$1.47
Additions	Granted	770,000	1.5	770,000	1.5
Additions	Vested	-	-	333,334	1.5
Additions	Granted	1,005,000	0.75	1,005,000	0.75
Additions	Granted	3,000,000	0.1	3,000,000	0.1
Outstanding June 30, 2024		8,999,089	$0.91	8,665,756	$0.88
Additions	Granted	650,000	1.5	275,000	1.5
Additions	Granted	225,381	0.75	225,381	0.75
Cancellations	Cancelled	(157,500)	0.75	(157,500)	0.75
Additions	Vested	-	-	-	-
Outstanding September 30, 2024		9,716,970	$0.94	9,008,637	$0.90
Additions	Granted	375,000	0.75	375,000	0.75
Additions	Granted	1,000,000	1.5	1,125,000	1.5
Cancellations	Cancelled	(300,000)	0.75	(300,000)	0.75
Additions	Vested	-	-	-	-
Outstanding December 31, 2024		10,791,970	$0.99	10,208,637	$0.97

Additions	Granted	135,558	0.75	135,558	0.75
Additions	Granted	319,831	1.50	319,831	1.50
Additions	Granted	30,000	0.01	30,000	0.01
Additions	Vested		1.50	375,000	1.50
Cancellations	Cancelled	(208,333)	1.50		1.50
Exercised	Exercised	(5,536,172)	1.50	(5,536,172)	1.50
Exercised	Exercised	(2,097,390)	0.75	(2,097,390)	0.75
Exercised	Exercised	(90,000)	0.01	(90,000)	0.01
	Adjustment	(4,630)	1.50	(4,630)	1.50
Outstanding March 31, 2025		3,340,834	0.15	3,340,834	0.15

As of March 31, 2025, the weighted average remaining contractual life of the warrants was 1.87 years

These warrants were valued using a Black Scholes calculation applying the following factors: a stock price of $0.16, an exercise price of $1.50, a volatility of 170% to 172% and a risk-free interest rate of 4.29% to 4.46%.

NOTE 17. INCOME TAXES

The components of income tax balances for the periods ended March 31, 2025, and June 30, 2024, are as follows:

	For the Nine Months Ended	For the Fiscal Year Ended
	31-Mar-25	30-Jun-24

Net losses before taxes	$1,122,930	$1,023,271
Adjustments to arrive at taxable income/loss
Permanent differences:	83,921	-
Temporary differences:	-	-
Taxable income (loss)	1,206,851	1,023,271

Current Year Taxable Income (loss)	1,206,851	1,023,271
NOL carried forward (tax return)	7,023,798	6,000,527
NOL carried forward at period end	8,230,649	7,023,798

Deferred Tax Asset - Federal Rate (21%)	$1,728,436	$1,474,998
Deferred Tax Asset - State Rate (5.5%)	452,686	294,243
	2,181,122	1,769,241
Valuation Allowance	(2,181,122)	(1,769,241)
Deferred tax asset per books	-	-

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following subsequent event needed to be disclosed.

On April 3, 2025, the Company received $10,000 in proceeds from a private investor in connection with a private placement of 20,000 shares of the Company’s common stock. As of the date of this filing, the shares have not been issued.

 On April 7, 2025, the Company received $50,000 in proceeds from a private investor in connection with a private placement of 100,000 shares of the Company’s common stock. As of the date of this filing, the shares have not been issued.

On April 16, 2025, the Company received $150,000 in proceeds from a private investor in connection with a private placement of 300,000 shares of the Company’s common stock. As of the date of this filing, the shares have not been issued.

On May 7, 2025, the Company received $100,000 in proceeds from a private investor in connection with a private placement of 200,000 shares of the Company’s common stock. As of the date of this filing, the shares have not been issued.

On May 12, 2025, the Company was approved for uplisting from the OTC Pink Market to the OTCQB Venture Market, having met all eligibility requirements. As a result, investors now have access to real time Level 2 quotes for the Company’s securities. enhancing market visibility and transparency.

On May 31, 2025, the Company received $100,000 in proceeds from a private investor in connection with a private placement of 200,000 shares of the Company’s common stock. As of the date of this filing, the shares had not yet been issued.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

T-Rex Acquisition Corp is hereinafter referred to as “we”, “our”, or “us”.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATION

Quarter Ended March 31, 2025, Compared to Quarter Ended March 31, 2024

Revenues for the quarter ended March 31, 2025, was $ 8,226 compared to $0 for the quarter ended March 31, 2024, an increase of $8,226 or 100%. The increase in revenues is primarily attributable to commencement of mining and co-location   operation at our Orofino  co-location facility.

Our net loss for the quarter ended March 31, 2025, was $393,688 compared to a net loss of $247,713 during the quarter ended March 31, 2024. The $147,975 increase in the net loss is primarily attributable to an increase in share-based compensation and the increase in revenues noted above.

During the three months ended March 31, 2025, we incurred operating expenses of $375,255 compared to $235,762 for the same period in 2024.  This decrease in expenses was mainly due to decreases in share-based compensation and administration fees.

During the quarter ended March 31, 2025, we incurred interest expense of $16,246 compared to $9,951 incurred during the quarter ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended March 31, 2025

As of March 31, 2025, our current assets were $114,775 and our current liabilities were $1,902,443 which resulted in a working capital deficit of $1,787,668.

Cash Flows from Operating Activities

For the nine months ended March 31, 2025, net cash flows used in operating activities was $506,679 compared to $486,495 for the same period in 2024.

Cash Flows from Investing Activities

For the nine months ended March 31, 2025, and 2024, cash used by investing activities was $251,553 and $0 for the same period in 2024.

Cash Flows from Financing Activities

 For the nine months ended March 31, 2025, and 2024, net cash flow by financing activities was $759,067 and $462,599 for the same period, respectively.

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

MATERIAL COMMITMENTS

The Company, through its wholly owned subsidiary, Raptor Mining, previously had contracts with two co-location cryptocurrency mining facilities. These facilities provided the Company with electricity and maintenance of our Crypto miner hardware. In March 2025, the Company consolidated it mining operations in the newly acquired co-location facility in Orofino, Idaho. The Company issued approximately $474,000 debt, of which approximately $267,000 which is due May 15, 2025.

CONVERTIBLE  NOTES PAYABLE

See Note.11 “Related Parties” Note Payable section and Note.13 “Notes Payable-Unrelated Third Parties” for additional information on convertible promissory notes.

PURCHASE OF SIGNIFICANT EQUIPMENT

As part of the acquisition of the Orofino facility in March 2025, we acquired transformers, panels and distribution equipment and 33 miscellaneous crypto currency miners. The value of all the equipment is $165,563

CRITICAL ACCOUNTING POLICIES

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

GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred a net loss of $1,122,930 during the nine months ended March 31, 2025, and had accumulated deficit of $8,146,728, and a working capital deficit of $1,787,688 as of March 31, 2025. While the Company is attempting to generate greater revenues, the Company’s cash position is inadequate to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is a substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues and raise capital.

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

Our Chief Executive Officer/Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer/Chief Financial Officer believes that, as of March 31, 2025, our internal control over financial reporting is not effective based on those criteria, due to the following:

Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties, and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including accounting personnel. t. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the periods covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only Management’s Report in this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Through March 31, 2025, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities.

For equity disclosures, see Note. 9, 11(a), 13, 15, and 16 of the accompanying unaudited financial statements, which are incorporated by reference herein.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit listed on the Exhibit Index (following the signatures section of this quarterly report dated March 31, 2025, on Form 10-Q are included, or incorporated by reference, in this nine-months ended March 31, 2025, Report on Form 10-Q.

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

T-REX Acquisition Corp. a Nevada corporation

June 6, 2025	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

June 6, 2025	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 6, 2025	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

