Form 10-K
period 2025-06-30
T-REX Acquisition Corp.
filed 2025-10-31
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes   ☒ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of December 31, 2024, approximately $6,389,318.

As of date of filing October 30, 2025, there were 25,067,479 shares of the issuer’s common stock issued and outstanding (par value $0.0001).

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

CERTIFICATIONS

Exhibit 31 –	Management certification

Exhibit 32 –	Sarbanes-Oxley Act

PART I

Forward-Looking Information

This Annual Report of T-REX Acquisition Corp. on Form 10-K contains forward-looking statements, such as “anticipates,” “believes,” “expects,”, “may”, “will”, “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. New risks emerge from time to time; therefore, it is not possible to predict all risks. No representation, guaranty, or warranty is to be inferred from forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results; accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements, statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

This annual report on Form 10-K (the “10-K”) includes the Company’s audited financial statements for the fiscal years ending June 30, 2025, and 2024.

T-REX Acquisition Corp is referred to herein as the “Company,” “us,” or “we.”

ITEM 1. BUSINESS

Industry Information

Provide up to date industry information and cite source of data.

Description of Business

Cryptocurrency Mining and Virtual Asset Acquisition

We were formed on January 16, 2008, in the state of Nevada under the name Plethora Resources, Inc. as a development stage enterprise. The Company was originally organized to engage in the business of consulting to oil and gas exploration companies interested in obtaining exploration and production licenses at auction for oil and gas properties in Russia. We later changed its name to Sync2 Networks Corp when the Company began to engage in software-related services. On March 20, 2014, we changed our name to TREX Acquisition Corp. after its business operations under the Sync2 Networks’ branding had ceased. On June 21, 2021, we pivoted from seeking an acquisition candidate to operating a cryptocurrency mining business. On February 17, 2022, we began mining Bitcoin at Ace Hosting, a Tampa, Florida data center located. On June 30, 2022, the Company changed its name to “T-REX Acquisition Corp.”

Investing in our securities involves a high degree of risk. Prior to making a decision about investing in our securities, you should carefully consider the risk factors discussed in Section 1A, “Risk Factors”.

Subsidiaries

As of June 30, 2025, we were a holding company with the following subsidiaries: Raptor Mining LLC, a Florida limited liability company (“Raptor”); and TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”), Megalodon Mining and Electric, LLC, a Florida limited liability company (“Megalodon”), Sabretooth Mining Containers, LLC., a Florida limited liability company (“Sabretooth”), and Deinodon, a Florida limited liability company (“Deinodon”).

Raptor Mining’s operations include our cryptocurrency mining operations and virtual asset acquisitions. We formed Megalodon to investigate and potentially pursue a cryptocurrency co-location business model. The cryptocurrency co-location business model is based on a company which has access to data centers and inexpensive cryptocurrency mining inputs, such as low-cost electricity supply, offering to host third-party owned cryptocurrency mining equipment in exchange for a fee, which may consist of a mix of cash and cryptocurrency consideration.

In October 2024, Raptor assumed the operation of the data mining equipment and Megalodon assumed operations of the data center previously under letter of Intent in Orofino, Idaho. The transaction closed in March 2025, and the costs of operation paid on behalf of the seller of the facility for that five-month period prior to the acquisition of approximately $93,000 (as part of the purchase consideration) were capitalized into the acquisition cost. The $507,000 acquisition cost was financed with an 8 percent note payable to the seller of $267,555 due May 15, 2025, and a second promissory note and deed of trust (mortgage) in favor of Frank Horkey, our President, for approximately $207,000 and a previous closing credit of approximately $32,445.

We formed Sabretooth Mining Containers to fabricate and market deployable mining containers at the Orofino facility.

Business Focus and Strategy

Our strategic focus is to secure and operate within the Bitcoin distributed ledger network and explore additional distributed ledger protocols and infrastructure opportunities. Bitcoin (“BTC”) is a decentralized digital currency operating on a peer-to-peer network called the blockchain, which enables secure, trustless transactions without reliance on a central authority.

We began earning Bitcoin mining rewards on February 17, 2022, recognizing revenue based on the USD value of the rewards on the date mined. We seldomly retain Bitcoin on our balance sheet, and we generally convert received BTC into U.S. dollars or use it for payments to third parties.

Additional Information

We are subject to the information requirements of the Securities and Exchange Act of 1934, as amended (“Exchange Act”); in accordance therewith; we file annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). The Commission maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The periodic reports, proxy statements and other information that the Company files with the Commission are available for inspection on the Commission’s website free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the Commission. We maintain a website at https://www.t-rexminingsolutions.com where you may also access these materials free of charge. We have included our website address as an inactive textual reference only and the information contained in, and that can be accessed through, our website is not incorporated into and is not part of this report.

Employees & Employment Agreements

As of the date of this filing, we have four consultants, and the following officers: (a) Frank Horkey (“Horkey”), our President and Chief Financial Officer, Michael Christiansen “Christiansen”, our Secretary/Treasurer, and Antonio Oliveira, our Chief Technology Officer.

Competition

The cryptocurrency mining industry is highly competitive and rapidly evolving. We face competition from both established and emerging companies, including publicly traded and private companies that have substantially more financial resources, more extensive operating histories, and greater access to capital than we do. Many of our competitors benefit from economies of scale and invest more in technology, infrastructure, research and development, which enables them to operate more efficiently, secure mining equipment and energy at lower costs, and better withstand fluctuations in cryptocurrency prices. Additionally, some of our competitors have greater liquidity and access to capital markets, which allows them to expand their operations and respond more rapidly to market developments.

We define our principal competitors as other publicly traded Bitcoin miners because there is widely available information about their operations. The following public companies (traded in the United States and internationally), are our competitors.

•	Marathon Digital Holdings, Inc.
•	Riot Platforms, Inc.
•	CleanSpark, Inc.
•	Hut 8 Mining Corp.
•	Hive Blockchain Technologies, LTD.
•	Iris Energy Limited

In this competitive landscape, we may experience challenges in maintaining or growing our market share and we may be at a disadvantage in terms of pricing, energy costs, and access to high-performance mining hardware. Given the significant resources of our competitors, we may face heightened competition for mining equipment and access to low-cost energy sources, which could impact our profitability. Furthermore, as the industry continues to attract significant investment, competition may intensify, which could further impact our ability to remain competitive.

We plan for our revenue streams to extend beyond direct crypto mining into other segments of the industry, such as collocation hosting, equipment sales, infrastructure development, software-as-a-service (SaaS), power curtailments, renewable energy credits and others. We plan to leverage strategic partnerships, technology, financial firms, consulting services for emerging ventures and other business opportunities in the blockchain infrastructure space.

In the cryptocurrency mining sector, participation itself drives competition, as miners worldwide contribute hash power to earn fractional rewards. Competing mining operations vary significantly in infrastructure, operational strategies, equipment, cooling, and most critically, power costs. Competitors, from established to new players, all leverage different economies of scale and unique strategies to maximize efficiency and revenue.

We face challenges in securing mining equipment, accessing affordable energy resources, and scaling operations to remain competitive. Furthermore, fluctuations in cryptocurrency values and potential regulatory changes could impact financial projections and overall market dynamics.

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

Prior to July 2021, we did not have any operations. In July 2021, we pursued a blockchain and cryptocurrency related business. Currently, our primary operations are focused on our cryptocurrency mining business. We have acquired a data center and certain mining equipment in Orofino, Idaho for the purposes of consolidating our present mining operations and to expand into the co-location hosting market. Our current strategy is new and unproven in an industry that is itself new and evolving and is subject to the risks discussed herein.

Although Bitcoin is presently the most prominent cryptocurrency, another cryptocurrency could supplant it as the most prominent cryptocurrency, which could have a materially negative effect on the demand for Bitcoin and, therefore, on its conversion spot price.

Emerging cryptocurrencies with advanced technology, greater efficiency, or better scalability could surpass Bitcoin in prominence. For instance, Ethereum’s smart contract capabilities or Solana’s transaction speed challenge Bitcoin’s position. Regulatory shifts or institutional adoption of competitors could further reduce Bitcoin’s demand. Additionally, environmental concerns surrounding Bitcoin’s Proof-of-Work mechanism may push users toward greener alternatives like Cardano. A loss of dominance could erode Bitcoin’s market value and diminish its network effect. Thus, Bitcoin’s continued prominence depends on its ability to adapt to evolving markets and technological trends

The demand for Bitcoin may fall for other unknown reasons

The demand for Bitcoin could decline due to unforeseen factors beyond our awareness or control. These may include technological breakthroughs rendering Bitcoin obsolete, macroeconomic shift reducing interest in digital assets, or unexpected regulatory changes that limit its use. Social trends, such as charging preferences toward cryptocurrencies or innovations like Central Bank Digital Currencies (CBDCs), could also play a role. Additionally, security vulnerabilities may contribute to declining demand. The dynamic and unpredictable nature of the cryptocurrency market underscores the need to anticipate and adapt to such potential challenges.

We have acquired and deployed miners that make use of application-specific integrated circuit (ASIC) chips, which are currently designed exclusively for Bitcoin mining.

If the demand for Bitcoin experiences a sustained, substantial reduction, and the conversion spot price of Bitcoin falls correspondingly, we may be unable to continue to mine Bitcoin profitably and we may be forced to reconfigure our existing miners or acquire replacement miners capable of mining other, more profitable cryptocurrencies, which will materially increase our costs and may lead to additional losses

We expect to incur significant costs in connection with reconfiguration or to acquire replacement miners

We may be unable to continue to operate our miners during a reconfiguration or replacement process. These added costs and a potential interruption to our business operations could have a material adverse effect on our business, which may negatively impact our results of operations.

If our energy provider Clearwater Electric cannot supply sufficient economical electric power for us to operate our new miners, we may be required to relocate some or all of our miners to alternate co-location facilities, which may have a less advantageous cost structure, and negatively impact our results of operations.

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

To the extent that our activities cause us to be deemed an MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our activities cause us to be deemed a “money transmitter” (“MT”) or an equivalent designation, under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. We will continue to monitor developments in such legislation, guidance, or regulations.

Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses, possibly affecting an investment in the Shares in a material and adverse manner. Furthermore, we and our service providers may be incapable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If we are deemed to be subject to and determined not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate or any subsidiary subject to such regulatory requirements. Any such action may adversely affect the value of an investment in our securities.

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

Presently, Bitcoin derivatives are not excluded from the definition of a “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law. Bitcoin have been deemed to fall within the definition of a commodity, and we may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator or as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us. As of the date of this prospectus, no CFTC orders or rulings are applicable to our business.

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

As previously disclosed, our operating results will depend in large part upon the value of Bitcoin because it’s the primary cryptocurrency we currently mine. Specifically, revenues from our Bitcoin mining operations are based upon two factors: (1) the number of Bitcoin rewards us successfully mine and (2) the value of Bitcoin. In addition, our operating results are directly impacted by fluctuations in the value of Bitcoin, because under ASU No. 2023-08 (effective December 15, 2024, early adoption permitted), the value of Bitcoin is marked-to-market at each reporting period. We adopted this guidance in the quarter ended June 30, 2024.

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

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers or indemnification agreements we have entered into with our directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties; and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We may issue additional shares of common stock in the future, which could cause significant dilution to all stockholders.

On June 1, 2022, our Board of Directors amended our Articles of Incorporation to authorize, among other things, the issuance of up to 350,000,000 shares of common stock, with a par value of $0.0001 per share and 20,000,000 shares of blank check preferred stock with a par value of $0.001. As of June 30, 2025, we had 25,067,479 shares of common stock outstanding; however, we may issue additional shares of common stock in the future in connection with a financing or acquisition. Any issuance of additional shares of our common stock, or securities convertible into our common stock, including but not limited to, warrants, options, and convertible promissory notes, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

Anti-takeover effects of certain provisions of Nevada state law may hinder a potential takeover of us.

Nevada’s Business Combination Laws prohibits certain business combinations between Nevada corporations and “interested stockholders” for two years after an “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation or (ii) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

In the ordinary course of our business, we are subject to cybersecurity threats and risk which it manages as an important component of its overall enterprise risk management strategy.  We store and process data for our customers, employees, partners and suppliers. We have not yet implemented a formal cybersecurity risk management program designed to identify, assess and mitigate risks from cybersecurity threats to this data, our systems and business operations. We intend to implement a cybersecurity risk management program before the end of 2025.

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

ITEM 2. DESCRIPTION OF PROPERTY

Real Property and Offices

Our executive, administrative and operating offices were previously provided at no cost on a month-to-month basis to us by our President, Frank Horkey, and are located at 151 N Nob Hill Road, Suite 402, Plantation, FL 33324. As of July 1, 2025, we lease office space from our President at a cost of $250 per month. The term of the lease is for 1 year, ended on June 30, 2023, and was renewed on July 1, 2024, for an additional year through June 30, 2025. On June 30, 2025, $3,000 of rent expense was accrued and is included in Accounts Payable and Accrued Expenses. The Company anticipates operational expansion in about a year; this related party lease is evaluated annually to determine if its premises meet projected operational needs and therefore management cannot determine if it has intent to continue in the arrangement for more than 365 days.

In October 2024, Megalodon assumed operations of the data center previously under a letter of Intent in Orofino, Idaho. The transaction closed in March 2025, and the costs of operation paid on behalf of the seller of the facility for that five-month period prior to the acquisition of approximately $93,000 (as part of the purchase consideration) were capitalized into the acquisition cost. The $507,000 acquisition cost was financed through a closing credit of approximately $32,000, a $267,555 Deed of Trust and a promissory note with an 8 percent coupon in favor of Peak Digital Solutions, LLC (the seller) due May 15, 2025 and a second $207,000 Deed of Trust and promissory note with a 12 percent in favor the Frank Horkey, the Company’s President for approximately $207,000 due March 8, 2026.

ASIC Cryptocurrency Mining Equipment and Other Material Property

As of June 30, 2025, we owned sixty-eight (68) Bitmain S19 ASIC miners. We are actively seeking to purchase additional ASIC miners to scale our cryptocurrency mining operations and virtual asset acquisitions. These miners were fully depreciated as of June 30, 2025.

In March 2025, we completed the purchase of our first collocation facility in Orofino Idaho for $500,000, which included 30 miners, valued at approximately $22,700. (See “NOTE 17. Subsequent Events” regarding the status of our previously owned and recently acquired ASIC miners.)

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties other than a foreclosure action by the seller of our Orofino facility filed on October 6, 2025, We have approximately 115 days from the date of filing to cure the default, which is approximately $335,000. We are currently in the process of refinancing the property using a third-party lender. As of the date of this Annual Report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A)MARKET INFORMATION

During the fiscal year ended June 30, 2025, our common stock is listed for quotation on the OTC Markets, Inc. QB Venture Market under the symbol “TRXA.”. On June 13, 2024, FINRA accepted our SEC Rule 15c211 application permitting our common stock to have any interdealer quotations and all orders, to the extent orders exist, are quotes from solicited and unsolicited customer orders. Investors may have difficulty selling this stock. An initial review by a broker dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making.

Quarter Ended	High Bid	Low Bid
June 30, 2025	$.60	$.60
March 31, 2025	$.35	$.35
December 31, 2024	$.35	$.35
September 30, 2024	$.16	$.16
June 30, 2024	$.16	$.16

(B)HOLDERS

As of June 30, 2025, we have 116 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

(C) DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

(D) RECENT ISSUANCES OF UNREGISTERED SECURITIES

Related Party Transactions

On August 6, 2021, we issued 450,000 restricted common stock shares in exchange for the conversion of $45,000 of unpaid advisory compensation due to related parties. In addition, as satisfaction of an external Settlement Agreement with a related party, we issued 1,050,000 Founder Shares.

Shares Issued for Services

On June 12, 2022, Frank Horkey received 350,000 shares of restricted commons stock for being our President and Director related to his previous contract that expired December 31, 2019 and received 250,000 shares of restricted common stock on July 1, 2022 for his Board position which has the following vesting periods: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; twenty thousand eight hundred thirty- three (20,833) shares vest quarterly for the fiscal year ended June 30, 2024 twenty thousand eight hundred thirty three (20,833 shares vest quarterly for the fiscal year ended June 30, 2025. Shares issued to him as of July 1, 2022, are now fully vested.

On June 12, 2022, Michael Christiansen received 250,000 shares of restricted common stock for his Board position which has the following vesting periods: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; twenty thousand eight hundred thirty- three (20,833) shares vest quarterly for the fiscal year ended June 30, 2024 twenty thousand eight hundred thirty three (20,833 shares vest quarterly for the fiscal year ended June 30, 2025. Shares issued to him as of July 1, 2022, are now fully vested.

On June 12, 2022, Squadron Marketing LLC received 250,000 shares of restricted common stock for being our Advisory Board with vesting provisions as follows: eighty-three thousand three hundred thirty three (83,333) shares upon signing as of July 1, 2022; twenty thousand eight hundred thirty- three (20,833) shares vest quarterly for the fiscal year ended June 30, 2024 twenty thousand eight hundred thirty three (20,833) shares vest quarterly for the fiscal year ended June 30, 2025. Shares issued to him as of July 1, 2022, are now fully vested.

On June 12, 2022, Lazarus Asset Management LLC received 250,000 shares restricted common stock being on our advisory Board, vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; twenty thousand eight hundred thirty- three (20,833) shares vest quarterly the fiscal year ended June 30, 2024, twenty thousand eight hundred thirty- three (20,833) shares vest quarterly for the fiscal year ended June 30, 2025. Shares issued to him as of July 1, 2022, are now fully vested.

During the year ended June 30, 2022, 1,182,009 shares of restricted common stock were issued for the conversion of $118,050 related party payables.

On June 12, 2022, James Marshall III received 75,000 shares of restricted common stock for consulting services provided during the fiscal year 2023. His shares are now fully vested, and the contract has not been renewed.

On June 15, 2022, John Bennet received 50,000 shares of restricted common stock for extending his consulting contract through the fiscal year end. On February 12, 2023, Mr. Bennet received an additional 100,000 shares of restricted common stock for being our Chief Financial Officer through the fiscal year ended June 30, 2024. Mr. Bennet passed away subsequent to our June 30, 2024, fiscal year end.

On April 20, 2023, Shawn Perez Esquire was awarded 50,000 shares of restricted common stock as an compensation for his role as the Company’s in-house counsel beginning January 1, 2023, through the fiscal year end 2025.

On January 1, 2025, Frank Horkey received 300,000 shares of restricted common stock in settlement of advisory fees owed for services rendered during the fiscal year 2024

On January 1, 2025, Peter Chung received 471,429 shares of restricted common stock in settlement of advisory fees owed for services rendered during the fiscal year 2024.

On January 1, 2025, Frank Horkey, Michael Christiansen and Peter Chung received 60,000 shares of restricted common stock for director fees owed for serving on the Company’s Board of Directors during the fiscal year 2024.

On July 1, 2024, Matthew Cohen was owed an issuance of 250,000 shares of restricted common stock to serve on the Company’s Board of Directors from July 2024 through June 2027. Vesting as follows: twenty thousand eight hundred thirty-four (20,834) shares vest quarterly beginning July 1, 2024. On December 20, 2024, Matthew Cohen resigned from his position as a member of our Board of Directors. The number of shares  that vested from July 1, 2024, through the date of resignation were 41,667 shares of restricted common stock. On January 1, 2025, the Company issued 41,667 shares of restricted common stock as settlement of stock issuance owed.

On July 1, 2024, Antonio Oliveira received 250,000 shares of restricted common stock for serving on the Company’s Advisory Board for fiscal 2024 through 2027, vesting as follows: 20,834 shares vest quarterly beginning July 1, 2024. He also received a warrant to purchase 250,000 shares of restricted common stock at any time prior to July 1, 2027, at an exercise price of $1.50 vesting on the same schedule. On January 1, 2025, the Company issued 250,000 shares of restricted common stock for future services and on March 27, 2025, Antonio Oliveira redeemed the warrant through cashless redemption into 62,500 shares of restricted common stock at conversion rate of 0.25 and the warrant was retired.

On March 31, 2025, Don Lopez, nephew of the Company’s President Frank Horkey, received 75,000 shares of restricted common stock for technical consultant services rendered during the current year. Mr. Lopez’s consulting agreement was not renewed following the share issuance.

On January 1, 2025, the Company entered into a service agreement with Aubyn Honeysett to manage its colocation facility in Orofino, Idaho. Under the terms of the agreement, Ms. Honeysett was awarded 24,000 shares of restricted common stock, which were scheduled to vest ratably at 667 shares per month over a 36-month term, subject to her continued service with the Company. On March 31, 2025, the Company issued all 24,000 shares of restricted common stock in advance of the vesting schedule. Ms. Honeysett’s services were terminated on May 23, 2025, and as of June 30, 2025, the unvested portion of 19,999 shares of restricted common stock were forfeited.

On January 1, 2025, the Company entered into a service agreement with Bryce Greenfield in connection with his role managing the Company’s co-location facility in Orofino, Idaho. Under the terms of the agreement, Mr. Greenfield was granted 75,000 shares of restricted common stock, which were scheduled to be vested in equal monthly instalments of 2,083 shares over a 36-month period, subject to his continued service with the Company. On March 31, 2025, the Company issued all 75,000 shares of restricted common stock in advance of the vesting schedule. Mr. Greenfield’s services were terminated on May 23, 2025, and as of June 30, 2025, the unvested portion of 62,500 shares of restricted common stock were forfeited.

On June 25, 2025, the Company’s legal counsel was awarded 100,000 shares of restricted common stock in recognition of his exemplary legal services rendered to the Company during the fiscal year 2025.

Private Placement Transactions

The Securities Purchase Agreements

On November 10, 2021, we entered into a Securities Purchase Agreement with certain of the selling stockholders referenced in our most recent registration statement pursuant to which we sold to such selling stockholders $560,875 in aggregate principal amount of our common stock (747,837 shares) and warrants to purchase shares of our common stock (which we refer to as the “PIPE Warrants”), exercisable at any time before the close of business on December 31, 2024. The PIPE Warrants are comprised of 747,837 warrants with an exercise price of $1.50 per share. During the year ended June 30, 2025, all PIPE warrants were converted, as part of a warrant redemption plan, into 186,959 shares of the Company’s shares of restricted common stock.

On September 25, 2024, a private investor purchased 150,000 shares of restricted common stock at a price of $1 for $150,000. These shares of restricted common stock were issued on March 31, 2025.

On October 5, 2024, a private investor purchased 100,000 shares of restricted common stock at a price of $1 for $100,000. These shares of restricted common stock were issued on March 31, 2025.

On October 11, 2024, a private investor purchased 100,000 shares of restricted common stock at a price of $1 amounting to $100,000. These shares of restricted common stock were issued on March 31, 2025.

On October 15, 2024, a private investor purchased 50,000 shares of restricted common stock at a price of $1 for $50,000. These shares of restricted common stock were issued on March 31, 2025.

On December 6. 2023, the Company agreed to sell to a private investor, 20,000 shares of restricted common stock at a price of $0.75 per share and received $15,000 recorded as deposit payable. These shares of restricted common stock were issued on March 31, 2025.

On April 1, 2025, a private investor purchased 20,000 shares of restricted common stock at a price of $0.50 for $10,000. These shares of restricted common stock were issued on June 30, 2025.

On April 1, 2025, a private investor purchased 100,000 shares of restricted common stock at a price of $0.50 for $50,000. These shares of restricted common stock were issued on June 30, 2025.

On April 1, 2025, a private investor purchased 50,000 shares of restricted common stock at a price of $0.50 for $25,000. These shares of restricted common stock were issued on June 30, 2025.

On April 1, 2025, a private investor purchased 300,000 shares of restricted common stock at a price of $0.50 for $150,000. These shares of restricted common stock were issued on June 30, 2025.

On April 1, 2025, a private investor purchased 200,000 shares of restricted common stock at a price of $0.50 for $100,000. These shares of restricted common stock were issued on June 30, 2025.

On April 1, 2025, a private investor purchased 200,000 shares of restricted common stock at a price of $0.50 for $100,000. These shares of restricted common stock were issued on June 30, 2025.

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

Warrants Issued to Management and Consultants

On July 1, 2021, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a Class C warrant to purchase 250,000 and 200,000 shares respectively, of our restricted common stock for consulting services, over a period of three years at an exercise price of $1.50, commencing on September 8, 2022, the effective date of our registration statement. During the year ended June 30, 2025, Squadron Marketing LLC’s warrants were converted, as part of a warrant redemption plan, into 62,500 shares and then Lazarus Asset Management LLC warrants were converted into 50,000 shares of the Company’s restricted common shares respectively.

On May 26, 2022, we issued Frank Horkey Class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of our registration statement as part of his executive compensation during the 2021 fiscal year. During the year ended June 30, 2025, these warrants were converted, as part of a warrant redemption plan, into 62,500 shares of restricted common stock.

On May 26, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were ach issued Class C warrant to purchase 500,000 shares of our restricted common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of our registration statement related to consulting services during fiscal 2022. During the year ended June 30, 2025, Squadron Marketing LLC’s warrants were converted, as part of a warrant redemption plan, into 125,000 shares of restricted common stock and the Lazarus Asset Management LLC warrants were converted into 125,000 shares of restricted common stock, respectively. On June 25, 2022, Horkey and Christiansen were each issued class C warrants to purchase 250,000 shares of restricted common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of our registration statement for serving on the Company’s Board of Directors for fiscal year 2023. During the year ended June 30, 2025, Horkey and Christiansen converted these warrants, as part of a warrant redemption plan, into 62,500 shares each of the Company’s restricted common stock and the warrant were retired.

On June 25, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a Class C warrant to purchase 250,000 shares of restricted common stock for a period of three years at an exercise price of $1.50 commencing upon the effective date of our registration statement for serving on our Advisory Board for the upcoming 2023 fiscal year. During the year ended June 30, 2025, Squadron and Lazarus converted these warrants, as part of a warrant redemption plan, into 62,500 shares each of our restricted common stock and the warrants were retired.

On July 1, 2023, Squadron Marketing LLC and Lazarus Asset Management LLC were issued a Class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50. Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 shares of restricted common stock at a price of $.25, and the warrant was retired.

On July 1, 2023, Mr. Horkey was issued a class C warrant to purchase 250,000 shares of restricted common stock for a period of three years at an exercise price of $1.50. Prior to March 31, 2025, the Holder accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 shares of restricted common stock at a price of $.25 and the warrant was retired.

On July 1, 2024, Squadron Marketing LLC and Sparta Road LTD were each issued a class C warrant to purchase 250,000 shares of restricted common stock for a period of three years at an exercise price of $1.50.Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 shares of restricted common stock each at a price of $.25, and the warrants were retired.

On July 1, 2024, Mr. Horkey was issued a class C warrant to purchase 250,000 shares of restricted common stock for a period of three years at an exercise price of $1.50. Prior to March 31, 2025, the Holder accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 shares of restricted common stock at a price of $0.25, and the warrant was retired.

On July 1, 2024, Antonio Oliveira was issued a Class C warrant to purchase 250,000 shares of restricted common stock for his three-year Advisory Board position vesting as follows: 83,333 shares upon signing as of July 1, 2024; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833) shares vest quarterly for the fiscal year ended June 30, 2025. Prior to March 31, 2025, the Holder accepted the Company’s offer to redeem the warrant through a cashless redemption into 62,500 shares of restricted common stock at a price of $.25 and the warrant was retired.

On July 1, 2024, Matthew Cohen was issued a warrant to purchase 250,000 shares of restricted common stock for his three-year board position vesting as follows: 83,333 shares upon signing as of July 1, 2024; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833 shares vest quarterly for the fiscal year ended June 30, 2027. Mr. Cohen resigned effective December 31, 2024, and therefore vested only two quarters of his stock and warrant; the adjustments necessary to record his resignation was done on January 1, 2025. Prior to March 31, 2025, Mr. Cohen accepted the Company’s offer to redeem the warrant through a cashless redemption into 10,417 shares of restricted common stock at a price of $.25 and the warrant was retired.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2025, we have no formal equity compensation plan to authorize the issuance of our equity securities.

PENNY STOCK REGULATION

Shares of our common stock could be subject to rules adopted by the SEC that regulate broker-dealer practices with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

☐	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
☐

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

☐	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
☐	a toll-free telephone number for inquiries on disciplinary actions;
☐	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
☐	such other information and is in such form (including language, type, size, and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

☐	the bid and offer quotations for the penny stock;
☐	the compensation of the broker-dealer and its salesperson in the transaction;
☐	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
☐	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

TRANSFER AGENT

The stock transfer agent for our securities is Equiniti Trust Company 48 Wall Street, New York, New York 10005 (“EQ”) and EQ can be reached via phone at +1 (303) 282-4800 or via the URL https://equiniti.com/us/.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The following is management’s discussion and analysis (“|MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Our MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of our business conditions, results of operations, liquidity and capital resources and contractual obligations. We did not have any off-balance sheet arrangements as of June 30, 2025, or 2024.

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

Background

We have not generated any significant revenue to date, and we have incurred recurring losses. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

For the Year Ended June 30, 2025, Compared to Year Ended June 30, 2024

Revenues for the year ended June 30, 2025, were approximately $32,390 compared to $15,824 for the year ended June 30, 2024, an increase of $16,566 or 105%. The increase in revenues was primarily due to recommencing mining operations at our recently acquired co-location facility. On March 8, 2024, mining operations were suspended, and we resumed consolidated mining operations at our new facility on March 21, 2025.

Cost of revenue for the year ended June 30, 2025, was $118,592, compared to $30,258 for the year ended June 30, 2024. The $88,334 increase was primarily due to the recommencement and expansion of mining operations following the migration of equipment to the newly acquired Orofino data center in March, 2025. The Company also began offering hosting services during fiscal 2025, which contributed to higher costs and increased depreciation and amortization on the Orofino facility and mining management software. In contrast, depreciation expense was minimal in fiscal 2024, as the miners’ useful lives had been revised to one year in fiscal 2023, leaving minimal carrying value thereafter.

Our net loss for the year ended June 30, 2025, was $2,535,552 compared to a net loss of $1,023,271 during the year ended June 30, 2024. The $1,512,281 increase in the net loss is primarily attributable to a substantial increase in stock-based compensation issued for services, equity incentives to note holders and a decline in depreciation expense from the fiscal year ended June 30, 2024, to June 30, 2025, due to its revision of the mining equipment’s estimated useful life from seven to one year.

During the year ended June 30, 2025, we incurred operating expenses of $2,079,851 compared to $996,327 incurred during the year ended June 30, 2024. The $1,083,524 increase was mainly due to an increase in stock-based compensation issued for services equity incentives to note holders, and a decline in depreciation expense from the fiscal year ended June 30, 2024, to June 30, 2025, due to its revision of the mining equipment’s estimated useful life from seven to one year.

During the year ended June 30, 2025, we incurred interest expense of $108,190, on notes payable, compared to $27,458 during the year ended June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended June 30, 2025

As of June 30, 2025, our current assets are $95,565 and our current liabilities are $1,332,539, which resulted in a working capital deficit of $1,236,974. As of June 30, 2024, our current assets are $152,249 and our current liabilities are $1,259,861, which resulted in a working capital deficit of $1,107,612.

As of June 30, 2025, and June 30, 2024, our total liabilities are $1,836,849 and $1,259,444, respectively and are comprised entirely of current liabilities, representing increased liabilities of $576,988. Of the total liabilities as of June 30, 2025, $504,310 will be satisfied by the issuance of preferred stock at a future date and is accrued as stock subscription payable for the issuance of preferred stock without designation.

Cash Flows from Operating Activities

For the year ended June 30, 2025, net cash flows used in operating activities was $763.752 compared to net cash flows used in operating activity of $614,853 for the same period in 2024, representing increased net cash flows used in operating activities of $148,899.

Cash Flows used by Investing Activities

For the year ended June 30, 2025, net cash flows used by investing activities was $370,618 and June 30, 2024, net cash flows used by investing activities was $0, representing net cash used in investing activities of $370,618.

Cash Flows from Financing Activities

For the year ended June 30, 2025, and June 30, 2024, our net cash flows provided by financing activities were $1,184,067 and $590,980, respectively, representing increased net cash flows by financing activities of $593,087.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded from (a) revenues through the sales of Bitcoin and other cryptocurrency sales; and (b) sales of our restricted common stock. Our working capital requirements are expected to increase commensurate with our business growth.

Our principal demands for funding are to increase business operations and for general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to future business operations, and the expansion of our business, through cash flow provided by funds rose through proceeds from the issuance of debt or equity.

MATERIAL COMMITMENTS

We, through our wholly owned subsidiary Raptor Mining, previously had contracts with two co-location cryptocurrency mining facilities. These facilities provided the Company with electricity and maintenance of our crypto miner hardware.

PURCHASE OF SIGNIFICANT EQUIPMENT

After completing the acquisition of the Orofino ID facility, we applied for lease financing for the purpose of securing 275 latest generation ASIC S21 270 TH miners. Pricing fluctuations for ASIC miners is generally related to the price of Bitcoin; as of the date of this Annual Report, these particular ASIC miners cost between $5,300 and $6,500 per miner. Our planned lease or purchase of these miners is subject to our financial ability to do so and/or to obtain equity financing to pay for the ASIC miners.

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

GOING CONCERN

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established a source of revenue sufficient to cover our operating expenses and to allow us to continue as a going concern. We have incurred losses since inception resulting in an accumulated deficit on June 30, 2025, and 2024 of $9,559,350 and $7,023,798, respectively. Net losses for fiscal years ended June 30, 2025, and 2024 were $2,535,552 and $1,023,271, respectively. Our ability to operate as a going concern is dependent on obtaining adequate capital to fund operations until we become profitable. In its report on our financial statements for the years ended June 30, 2025, and 2024, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

T-Rex Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of T-Rex Acquisition Corp. and its subsidiaries (“the Company”, “T-Rex”) as of June 30, 2025, and 2024, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2025 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Complex judgements – Digital Asset Mining Revenue

Description of the Matter:

The Company participates in digital asset mining by executing agreements with digital asset mining pool operators to provide hash calculations for the purpose of validating transactions and adding blocks to the Bitcoin Blockchain Network. The Company decides when to run its equipment for these transaction validation services under the mining pool agreement. Revenue is recognized upon confirmation of bitcoin block and receipt of the reward in the Company’s cryptocurrency wallet. For the fiscal years ended June 30, 2025, and 2024, Bitcoin Mining revenue was $15,701, and $15,824, respectively.

We identified bitcoin mining revenue as a critical audit matter due to the extent of audit effort to reconcile the Company’s records of bitcoin mined with that of the mining pool, and the bitcoin exchange, and the effort required to test the fair value of bitcoin rewards earned.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures related to the Company’s revenue recognition process for Bitcoin Mining Revenue included the following, among others:

•	We reconciled the ledger of bitcoin revenue to the mining pool report which were obtained during our walkthrough of the mining pool system.

•	We obtained bitcoin quoted prices from third party sites and tested the fair value on the reward dates.

•	We examined the underlying contracts of the mining pool and crypto exchange.

•

We traced the transfer of bitcoin from the mining pool records of bitcoin transferred out to the crypto exchange records of bitcoin received; noting mostly all bitcoin rewards are transferred out of the mining pool to the crypto exchange on a regular basis before it is used or sold.

Complex judgements - Impairment of Software

Description of the Matter:

As discussed in Note 8 of the financial statements, the Company acquired proprietary mining and hosting software from a related party for total consideration of approximately $210,000, during the fiscal year 2025, incurred amortization expense of $17,500 and recognized a full impairment loss of $192,500 on June 30, 2025. Management’s conclusion to impair the software involved significant judgment in assessing whether the software was in use, whether impairment indicators existed as of the reporting date, and whether the carrying value was recoverable. The software was acquired and maintained by a related party. Due to electrical equipment damage subsequent to the fiscal year end the software was not functional at time of the audit. Management fully impaired the software and claims it will become functional once the equipment is repaired.  Accordingly, this matter required a high degree of auditor judgment and audit effort.

How the Critical Audit Matter Was Addressed in the Audit:

We obtained and reviewed the acquisition agreement and supporting documentation for the consideration paid, evaluated the related-party relationship and its impact on audit risk, and assessed management’s identification of impairment indicators and their determination regarding recoverability as of June 30, 2025. We considered the subsequent damage of the equipment used to operate the software and assessed the adequacy of related financial statement disclosures. Based on the procedures performed, we found management’s conclusion to record a full impairment loss to be reasonable in the circumstances.

/S/ INTEGRITAT CPA (PCAOB ID 6624)

We have served as the Company’s auditor since 2022.

Boca Raton, Florida

October 30, 2025

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	June 30, 2024

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$49,733	$36
Bitcoin held	17,502	-
Prepaid consulting	13,333	152,213
Prepaid expense	14,997	-
TOTAL CURRENT ASSETS	95,565	152,249

NON- CURRENT ASSETS:
Plant and equipment, net	588,361	-
Prepaid consulting	13,333	-
Other assets	77,069
TOTAL NON -CURRENT ASSETS	678,763	-

TOTAL ASSETS	$774,328	$152,249

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$56,095	$57,950
Due to related party- accrued compensation	508,163	664,430
Due to related party- advances	5,150	13,602
Note payable - unrelated parties	401,780	134,375
Interest payable - unrelated parties	12,997	4,961
Notes payable - related parties	304,366	357,500
Interest payable - related parties	9,391	12,043
Derivative liability	34,597	-
Deposit payable	-	15,000
TOTAL CURRENT LIABILITIES	1,332,539	1,259,861
NON- CURRENT LIABILITIES:
Stock subscription payable	$504,310	-
TOTAL NON -CURRENT LIABILITIES	504,310	-

TOTAL LIABILITIES	1,836,849	1,259,861

Commitments and contingencies (Note 11)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 0.0001 par value, authorized 350,000,000 shares and 25,067,479 and 18,223,953 issued and outstanding as of June 30, 2025, and June 30, 2024, respectively	$2,506	$1,822
Additional paid In capital	8,175,305	5,899,164
Stock subscription payable	319,018	15,200
Accumulated deficit	(9,559,350)	(7,023,798)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,062,521)	(1,107,612)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$774,328	$152,249

The accompanying notes are an integral part of these financial statements.

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30,

	2025	2024
REVENUE
Mining revenue	$15,701	$15,824
Hosting revenue	14,888	-
Unrealized gain (loss) on bitcoin held	1,801	-
Total revenues	32,390	15,824

Cost of goods sold
Depreciation & amortization	50,662	14,948
Hosting	-	11,810
Electricity	43,960	-
Contract labor	23,970	-
Environmental expense	-	3,500
Total cost of goods sold	118,592	30,258

Gross Loss	(86,202)	(14,434)

Expenses
Transfer agent and filing fees	24,383	32,214
Professional fees	197,371	79,625
Management and consulting fees	694,255	498,000
Share based compensation	322,545	338,427
Administration fees	790,635	33,113
Total operating expenses	2,029,189	981,379

Loss from Operations	(2,115,391)	(995,813)

Other income (expense)
Interest expense	(108,190)	(27,458)
Loss on impairment of intangible asset (software)	(192,500)	-
Gain (loss) on derivative liabilities	(119,471)	-
Total other income (expense)	(420,161)	(27,458)

Loss Before Income Taxes	(2,535,552)	(1,023,271)

Less: Provision for Income Taxes	-	-

Net Loss	$(2,535,552)	$(1,023,271)

Basic and Dilutive Net Loss Per Share	$(0.13)	$(0.06)

Basic and Dilutive - Weighted average number of common shares outstanding	20,156,009	18,223,953

The accompanying notes are an integral part of these financial statements.

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED JUNE 30, 2024, AND 2023

	Common Stock at Par $0.0001
	Number of Shares	Amount	Additional Paid in Capital	Stock Subscription Payable	Accumulated Deficit	TOTAL

Balance June 30, 2023	18,223,953	$1,822	$5,722,283	$-	(6,000,527)	(276,422)

Warrants issued as share-based compensation	-	-	176,881			176,881
Note Payable obligation to issue shares				15,200		15,200
						-
Net Loss	-	-	-		(1,023,271)	(1,023,271)

Balance June 30, 2024	18,223,953	$1,822	$5,899,164	$15,200	(7,023,798)	(1,107,612)

Shares issued for cash	1,290,000	129	849,871			850,000
Shares issued for purchase of intangible asset	600,000	60	199,940			200,000
Shares issued as incentives to note payable agreements - unrelated parties	329,905	33	98,178	-24,445		73,766
Shares issued as incentives for note payable agreements - related parties	477,011	48	208,503	-		208,550
Shares issued for redemption of warrants	2,464,706	246	13,719	$-		13,965
Shares issued for note payable conversion	247,307	25	135,791	-		135,816
Shares issued for services	1,434,597	143	455,318			455,462

Share issuance obligation for conversion of note payable				50,417		50,417
Share issuance obligation for services provided				10,845		10,845
Shares issuance obligation for note payable incentives - related parties				253,036		253,036
Share issuance obligation for exercised warrants				13,965		13,965

Warrants issued as noteholder incentives	-	-	180,271	-		180,271
Warrants issued as share-based compensation			134,549			134,549
						-
Net Loss					(2,535,552)	(2,535,552)

Balance June 30, 2025	25,067,479	$2,506	$8,175,305	$319,018	($9,559,350)	($1,062,521)

The accompanying notes are an integral part of these financial statements.

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended June 30,

	2025	2024
OPERATING ACTIVITIES
Net Loss	$(2,535,552)	$(1,023,271)
Adjustments to reconcile net loss to net cash used in operating activities
Share based Compensation expense	222,048	338,427
Depreciation & Amortization	50,662	14,948
Loss on impairment of intangible asset (software)	192,500	-
Interest expense	40,133	-
Consulting services paid in shares	12,893	-
Compensation paid in form of Note payable	120,000	-
Loss (Gain) on derivative liability	119,471	-
Loan Cost - paid by share issuance	661,735	15,200
Legal costs - paid by share issuance	60,010	-
Debt issuance costs – Warrants issued	180,272	-

Changes in assets and liabilities:
(Increase) decrease in assets
Bitcoin Held	(17,502)	-
Prepaid expense	(14,997)	-
Other assets	(77,069)	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	4,795	(5,764)
Interest payable to third parties	13,157	4,962
Interest payable to related parties	-	12,043
Advances payable to related parties	35,411	13,602
Balances owed to related parties	168,281	-
Deposit payable	-	15,000
Net cash used in operating activities	(763,752)	(614,853)

INVESTING ACTIVITIES:
Purchase of Orofino Facility	$(360,618)	$-
Purchase of Intangible asset	(10,000)	-
Net cash used in investing activities	(370,618)	-

FINANCING ACTIVITIES:
Shares issued for cash	$835,000	$-
Net proceeds from related party debt	-	168,630
Repayment of convertible notes	(10,000)	-
Proceeds from issuance of note payable - related parties	282,444	357,500
Proceeds from issuance of note payable - unrelated parties	76,623	64,850
Net cash provided by financing activities	1,184,067	590,980
NET INCREASE/(DECREASE) IN CASH	49,697	(23,873)

CASH AT BEGINNING OF PERIOD	$36	$23,909

CASH AT END OF PERIOD	$49,733	$36

Supplemental Cashflow Information
Interest Paid	$3,757	$-
Taxes Paid	-	-

Supplemental Non-Cash Investing and Financing Activities
Purchase of intangible asset worth $210,000, of which $200,000 worth of shares issued and $10,000 paid in cash	$200,000	$-
Purchase of Orofino facility worth $500,980 through issuance of Note Payables to Seller of $267,555 and paid $240,075 in cash.	267,555	-
Conversion of Note payable along with interest in stock subscription payable, to be issued after year end.	554,727	-
Shares issued to settle deposit payable	15,000	-
Shares issued for the obligation earlier booked	49,559	-
Share issued for redemption of warrants	242	-
Share issued for conversion of Note payable	135,816	-
Share issued to fulfil obligation of issuance of share	35,905	-
Share issued for settlement of Advisor fee payable	270,000	-
Share issued for settlement of board fee payable	63,000	-
Conversion of accrued Interest to Note Payable	14,307	-

The accompanying notes are an integral part of these financial statements.

T-REX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

T-REX Acquisition Corp. (“T-REX” or the “Company”) was incorporated on January 16, 2008, in the State of Nevada. From inception through June 2021, the Company sought a business combination, including a reverse merger opportunity. In July 2021, the Company pivoted its strategy to become an emerging technology enterprise, focusing on operations and investments in the cryptocurrency sector, particularly those related to distributed ledger technologies and associated intangible assets.

On June 1, 2022, the Company formally changed its name from “TREX Acquisition Corp.” to “T-REX Acquisition Corp.”

As of June 30, 2025, the Company is a holding company with the following subsidiaries: Raptor Mining LLC, a Florida limited liability company (“Raptor”); and TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”), Megalodon Mining and Electric, LLC, a Florida limited liability company (“Megalodon”), Sabretooth Mining Containers, LLC., a Florida limited liability company (“Sabretooth”), and Deinodon, a Florida limited liability company (“Deinodon”).

The Company is authorized to issue up to 350,000,000 shares of common stock, with a par value $0.0001 per share and 20,000,000 blank-check preferred shares, with a par value $0.001 per share.

Business Focus and Strategy

T-REX’s current strategic focus includes securing and operating within the Bitcoin distributed ledger network, as well as exploring additional distributed ledger protocols and infrastructure opportunities. Bitcoin (“BTC”) is a decentralized digital currency operating on a peer-to-peer network called the blockchain, which enables secure, trustless transactions without reliance on a central authority.

The Company began earning Bitcoin mining rewards on February 17, 2022, recognizing revenue based on the USD value of the rewards received. T-REX, generally does not retain Bitcoin on its balance sheet and frequently converts received BTC into U.S. dollars or uses it for payments to third parties.

The consolidated entity is comprised of T-REX Acquisition Corp. and its wholly owned subsidiaries:

•

TRXA Merger Sub, Inc. (“Merger Sub”) was formed on March 13, 2020, in the State of Delaware to facilitate a potential acquisition of a Software-as-a-Service (SaaS) business. The subsidiary is currently inactive and has no operations or reportable assets or liabilities.

•

Raptor Mining LLC (“Raptor”) was formed on July 9, 202,1 in the state of Florida, Raptor’s operations include the Company’s proprietary Bitcoin mining operations and virtual asset acquisitions. Raptor conducts the Company’s primary cryptocurrency mining activities. Raptor is responsible for validating blockchain transactions in exchange for mining rewards and also engages in the acquisition of virtual assets.

•

Megalodon Mining and Electric LLC (“Megalodon”) was formed on July 1, 2022, in the State of Florida, to evaluate, acquire and develop data centers to fulfil its cryptocurrency hosting business model. On March 4, 2025, Megalodon acquired a data center and co-location facility in Orofino, Idaho. The co-location hosting business model offers third party crypto miners support to operate mining operations without purchasing a facility of their own. For a monthly fee, the Company offers lower cost electricity and operational support staff.

•

Sabretooth Mining Containers LLC (“Sabretooth”) was formed on February 7, 2025, in the state of Florida to design and fabricate modular containers equipped with electrical and racking infrastructure to support off-site cryptocurrency mining operations.

•

Deinodon Mining Solutions LLC (“Deinodon”) was formed on March 29, 2025, in the state of Florida provides software and technical resources for cryptocurrency operations. On March 31, 2025, Deinodon acquired the assets of Baoblock, Inc. for $210,000, paid by the issuance of 600,000 shares of T-REX’s common stock and $10,000 in cash. The seller, Baoblock, Inc., is owned by the Company’s newly appointed Chief Technology Officer, and the acquisition includes proprietary software and technical expertise. The software’s developer is the Chief Technical Officer, who has the ability to maintain and modify support operations as needed. Substantiation of its fair value for reporting purposes was deemed to have more cost than benefit and it was therefore impaired to a value of $0.

All intercompany transactions and balances have been eliminated in consolidation.

 NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") as found in the Accounting Standards Codification ("ASC”), and the Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB") and are expressed in US Dollars.

Reclassification

Certain reclassifications have been made to prior periods to conform to current reporting.

Principles of Consolidation

As of June 30, 2025, the accounts include those of the Company and its 100% owned subsidiaries, T-REX Merger Sub, Raptor Mining LLC, Megalodon Mining and Electric LLC, Sabretooth Mining Containers LLC and Deinodon LLC. All intercompany transactions and balances have been eliminated.

Business segments

The Company uses the “management approach” to identify its reportable segments. This approach is based on the internal organizational structure used by management for making operational decisions and assessing the performance of the business. Under this approach, the Company has determined that it operates through four reportable segments.

The Holding segment, represented by T-Rex Acquisition Corp., seeks business opportunities to sustain and expand operations. This segment serves as the primary source of financing for the Company, and all major corporate expenses are processed through it. The Mining segment includes the Company’s bitcoin mining operations. It holds the mining-related assets and generates revenue through the receipt of Bitcoin rewards earned from mining activities. The Hosting segment generates revenue by providing third-party hosting services at the Company’s Orofino facility. This segment holds the assets related to the facility and incurs all associated operational expenses. The Software Services segment consists of the entity that focus on operations and services that can be achieved with state-of-the-art software platform for its industry. The Company plans to utilize this platform to support future business initiatives.

Segmented Information- Statements of Operations
2025	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Revenue and other income:
Mining revenue	$-	$15,701	$-	$-	$15,701
Realized gain (loss) on sale/exchange of bitcoin	-	1,801	-	-	1,801
Hosting revenue	-	-	51,909	-	51,909
Intersegment sales revenue	-	-	(37,021)	-	(37,021)
	-	17,502	14,888	-	32,390
Expenses
Cost of sales	$-	$37,021	$67,930	$-	$104,952
Depreciation and Amortization	-	22,700	10,462	17,500	50,662
Loss on impairment of intangible asset (software)	-	-	-	192,500	192,500
Transfer agent and filing fees	24,383	-	-	-	24,383
Professional fees	197,370	-	-	-	197,370
Management and consulting fees	674,255	-	20,000	-	694,255
Share based compensation	322,547	-	-	-	322,547
Administration Fees	773,053	8,168	9,286	125	790,632
Interest expense	49,206	-	58,983	-	108,190
Gain (Loss) on derivative liabilities	119,471	-	-	-	119,471
Intersegment Expenses	-	-	(37,021)	-	(37,021)
Net Income (loss) before income taxes	$(2,160,285)	$(50,387)	$(114,754)	$(210,125)	$(2,535,552)

Segmented Information- Balance Sheets
2025	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Total assets	$1,039,935	$109,553	$718,887	$(125)	$1,868,249

Less: intersegment eliminations	(886,569)	(45,164)	(162,188)	-	(1,093,921)
Net assets	$153,366	$64,389	$556,699	$(125)	$774,328

Total liabilities	$1,173,107	$713,993	$833,670	$210,000	$2,930,770
					-
Less: intersegment eliminations	(147,631)	(593,221)	(143,069)	(210,000)	(1,093,921)
Total liabilities	$1,025,476	$120,772	$690,601	$-	$1,836,849

Segmented Information- Statements of Operations
2024	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Revenue and other income:
Mining revenue	$-	$15,824	$-	$-	$15,824
Realized gain (loss) on sale/exchange of bitcoin	-	-	-	-	-
Hosting revenue	-	-	-	-	-
Intersegment sales revenue	-	-	-	-	-
	-	15,824	-	-	15,824
Expenses
Cost of sales	$-	$15,310	$-	$-	$15,310
Depreciation and Amortization	-	14,948	-	-	14,948
Transfer agent and filing fees	32,214	-	-	-	32,214
Professional fees	79,625	-	-	-	79,625
Management and consulting fees	498,000	-	-	-	498,000
Share based compensation	338,427				338,427
Administration Fees	33,113	-	-	-	33,113
Interest expense	27,458	-	-	-	27,458
Gain (Loss) on derivative liabilities	-	-	-	-	-
Intersegment Expenses	-	-	-	-	-
Net Income (loss) before income taxes	$(1,008,837)	$(14,434)	$-	$-	$(1,023,271)

Segmented Information- Balance Sheets
2024	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Total assets	$685,749	$-	$-	$-	$685,749

Less: intersegment eliminations	(533,500)	-	-	-	(533,500)
Total assets	$152,249	$-	$-	$-	$152,249

Total liabilities	$(1,259,861)	$(533,500)	$-	$-	$(1,793,361)
					-
Less: intersegment eliminations	-	533,500	-	-	533,500
Total liabilities	$(1,259,861)	$-	$-	$-	$(1,259,861)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful lives of property and equipment, the fair value of derivative liabilities, the present value of debt owed, and value of stock issued as compensation or some other consideration. Actual results could differ from those estimates.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Fair Value Measurements as of June 30, 2025

	Level 1	Level 2	Level 3	Total
Assets
Bitcoin held	$17,502	$-	$-	$17,502
	$17,502	$-	$-	$17,502

Liabilities
Derivative liability	$-	$-	$34,597	$-
Note Payable (related parties)	-	-	304,366	304,366
Note Payable (unrelated parties)	-	-	401,780	401,780
	$-	$-	$706,146	$706,146

Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$-	$-	$-	$-
Note Payable (related parties)	-	-	357,500	357,500
Note Payable (unrelated parties)	-	-	134,375	134,375
	$-	$-	$491,875	$491,875

The carrying amount of the Company’s financial assets and liabilities, such as cash, and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements as of June 30, 2025.

The assets and liabilities recorded on the balance sheet approximate their fair value.

Disaggregated Revenue Disclosure

The Company’s customers or sources of revenue generation were only in the United States during the period ended June 30, 2025. Below is a table of revenue by type:

	For the period ended
Revenue Type	June 30, 2025	June 30, 2024
Mining Revenue	$15,701	$15,824
Hosting Revenue	14,888	-
Unrealized Gain or Loss on Bitcoin Held	1,801	-
Total revenue	$32,390	$15,824

Digital Currencies – Bitcoin

The Company accounts for digital assets in accordance with the AICPA Practice Aid “Accounting for and Auditing of Digital Assets” (June 30, 2022) and SEC Staff Accounting Bulletin No. 121, which provide non-authoritative guidance under U.S. GAAP. There is currently no specific authoritative guidance on accounting for digital assets; therefore, digital assets that lack physical substance meet the definition of intangible assets and are accounted for under FASB ASC 350, Intangibles – Goodwill and Other.

Effective June 30, 2024, the Company early adopted FASB ASU 2023-08, “Accounting for and Disclosure of Crypto Assets.” This standard requires that qualifying crypto assets, including Bitcoin, be measured at fair value under ASC 820, with changes in fair value recognized in net income each reporting period, replacing the previous impairment model.

The Bitcoin mining reward reduces by 50% (“halving”) approximately every four years or after 210,000 blocks are mined. The most recent halving occurred on April 19, 2024, reducing the block reward from 6.25 BTC to 3.125 BTC.

The Company held no digital assets as of June 30, 2024. As of June 30, 2025, the Company held Bitcoin with a fair value of $17,502, which also represents its carrying amount. Fair value is determined using quoted prices in active markets (Level 1 input).

Plant and equipment - Crypto-currency machines

The rate at which the Company generates digital assets and, therefore, consumes the economic benefits of its transaction verification servers are influenced by a number of factors including the following:

☐	the complexity of the transaction verification process which is driven by the algorithms contained within the Bitcoin open-source software.

☐	the general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as the blockchain’s total hash rate)

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

The Company’s purchased its first data center/ co-location facility in Orofino, Idaho in March 2025. Of the $500,000 purchase price, approximately $22,700 was allocated to use ASIC miners and based on present cost per TH in the secondary miner market. And the useful lives of miners being 1 year. The miners were fully depreciated in the current year.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying value to determine if an adjustment for impairment is necessary. The effect of any impairment would be to expense the difference between the fair value of such assets and their carrying value.

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

The Company applies the following five-step model for each revenue stream within a scope of ASC 606:

              Cryptocurrency Mining Revenue

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

The fair value of Bitcoin received is determined using the closing U.S. dollar spot rate of Bitcoin on the grant date of the reward.

Subsequent to the Bitcoin reward being granted. Bitcoin is measured and held at its fair market value in accordance with ASC 350-60 and ASC 820, and any changes in fair value are recorded in the statement of operations as unrealized gains or losses. Upon the sale or exchange of Bitcoin, the difference between the carrying amount and the proceeds received is recognized as a realized gain or loss.

The Company applies the ASC 606 model as follows:

· Step 1: Contract/s are established via written service agreements with the mining pool.

· Step 2: The primary performance obligation is to continuously perform calculations using mining equipment to solve algorithms and add blocks to the Bitcoin block chain network.

· Step 3: The transaction price is the agreed number of Bitcoin awarded based on the mining pool agreement.

· Step 4: The allocation of the transaction price is not applicable as it fully relates to the mining of Bitcoin, which is a single performance obligation.

· Step 5: Revenue is recognized upon verification of transactions/ solving an algorithm and adding the blocks to the Bitcoin block chain network.

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

Revenue from these services is recognized over time, as the performance obligation (continuous hosting access) is satisfied. Customers typically prepay a fixed estimated fee at the beginning of each month for that month’s services; charge adjustments and credits are applied at the end of each month based on actual charges. The estimated fixed fee is determined from expected variable usage-based fees (e.g., for electricity).

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

•

Consideration Payable to a Customer: The Company does not offer consideration payable to customers, such as rebates or incentives. Co-location contracts are typically long-term, and any service credits are applied as reductions to future monthly charges. At the contract's termination, credits may be offset against final contract charges. Monthly billing estimates generally align closely with actual usage, resulting in minimal adjustments.

Stock based compensation.

The Company accounts for stock-based compensation in accordance with ASC Section 718 Compensation – Stock Compensation. Under the fair value recognition a provision of ASC 718 stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expensed ratably over the requisite service period/vesting period.

The Company accounts for its non-employee stock-based compensation in accordance with Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

                Warrants were issued as compensation, as an inducement for notes payable, and as detachable warrants in connection with share purchase agreements. In accordance with ASC 718, Compensation-Stock Compensation, warrants issued as compensation are valued on the grant date using the Black-Scholes option pricing model and are expensed over the vesting period or the term during which services are provided. Warrants issued as inducement for notes payable are accounted for under ASC 470-20, Debt with Conversion and Other Options and are valued using the Black-Scholes model, with the resulting deferred cost amortized over the life of the related note. For detachable warrants issued under a stock purchase agreement, the proceeds are allocated between common stock and warrants based on their fair values, with the warrant value nets against the stock value within additional paid-in capital.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Through the fiscal period ended June 30, 2025, the lender with lien filed on property filed a notice of default and foreclosure on Orofino, Idaho facility due to default in payment of Note payable. (See Subsequent Events Note 17)

Related Party Disclosures

Under ASC 850 “Related Party Transactions” an entity or person is considered to be a “related party” if it has control, significant influence or is a key member of management personnel. A transaction is considered to be a related party transaction when there is a transfer of resources of obligations between related parties. The Company, in accordance with the standard ASC 850, presents disclosures about related party transactions and outstanding balances with related parties, see Note 10.

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

As of June 30, 2025, and June 30, 2024, there were outstanding warrants that could convert into 3,307,500 and 8,999,089 common shares, respectively and convertible notes that could be converted into 193,281 and 11,115,265 shares of common stock on June 30, 2025, and June 30, 2024, respectively. At the end of both periods, the potentially dilutive shares were excluded here because the effect would have been anti-dilutive.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features (such as conversion features) that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The Company had convertible notes with derivative values determined as $34,597, and $0 on June 30, 2025, and 2024, principally due to its stock price and volatility.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not-recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2016, and prior. Based on our evaluation of the transactions and events, the Company does not believe it has any material uncertain tax positions that require measurement. The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company incurred a loss for the fiscal years ended June 30, 2025 and 2024, and has not filed tax returns for either year or since its 2016 filings. The Company has not received any notifications from the IRS. Reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at June 30, 2025, or June 30, 2024, and have not recognized interest and/or penalties in the consolidated statement of operations for the period or year then ended.

We are subject to taxation in the U.S., the state of Florida and Idaho. The Company’s tax returns remain subject to potential examination by the tax authorities within 3 years from the filing date.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using the Current Expected Credit Loss (CECL) model under ASC 326. The CECL model requires recognition of expected credit losses over the contractual life of financial assets held at the reporting date, considering historical experience, current conditions, and reasonable and supportable forecasts.

Financial assets subject to CECL include trade receivables and note receivables. The Company groups financial asset based on shared risk characteristics and evaluates them collectively. The allowance is measured using a combination of historical loss rates, adjusted for current economic trends and forward-looking factors such as industry outlook and macroeconomic indicators (e.g., unemployment rate, GDP).

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

Cash flows reporting

The Company prepares its statements of cashflows in accordance with ASC-230, Statements of Cash Flows, using the indirect method. Cash Equivalents include investments, with original maturities of three months or less. Non-cash investing and financing activities are disclosed separately in the supplemental section of the cash flow statement. Cash receipts from cryptocurrency mining rewards are classified as operating cash inflows. Cash purchases of property and equipment are classified as investing activities, while proceeds from debt or equity financing are included in financing activities. Some transactions were part cash and part no-cash and disclosed accordingly.

Advertising Costs

Advertising costs are expensed as incurred in accordance with ASC 720-35, Advertising Costs. These costs are included in selling, general and administrative expenses on the consolidated statements of operations. Advertising expenses were $2,500 for fiscal year ended June 30, 2025, and $0 for the fiscal year ended June 30, 2024.

Equity/Shares Capital

The Company accounts for equity transactions in accordance with ASC 505, Equity. Common stock is recorded as additional paid-in-capital. Equity issuance costs are charged directly to additional paid-in-capital. Shares issued for services received or non-cash consideration are measured at the fair market value of the equity instruments issued on the grant date or the fair value of the service received, whichever is more reliably measurable. The Company is authorized to issue 350,000,000 shares of common stock at $0.0001 per share. As of June 30, 2025, and June 30, 2024, 25,067,479 and 18,223,953 shares of common stock are issued and outstanding, respectively.

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

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has incurred significant operating losses since its inception. For the year ended June 30, 2025, and fiscal year ended June 30, 2024, the Company incurred losses of $2,535,552 and $1,023,271, respectively. On June 30, 2025, and June 30, 2024, the Company has an accumulated deficit of $9,559,350 and $7,023,798, negative working capital of $1,236,974 and $1,107,612, and cash balances were $49,733 and $36, respectively.

While the Company is attempting to expand operations and generate increased revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. PREPAID CONSULTING

The Company issued restricted common stock to its directors and advisors as compensation for future services. Such shares are considered issued and outstanding at the grant date, and the related share-based compensation expense is recognized over the service period as the services are rendered. The portion of compensation not yet incurred is recorded as prepaid consulting expense. On June 12, 2022, the Company issued 1,000,000 restricted common shares to certain advisors and directors for future services. The shares were valued at $0.46 per share, for an aggregate fair value of $456,639, to vest over three years. On January 1, 2023, the Company issued 100,000 restricted common shares to John Bennett, our then Chief Financial Officer, for future services. These shares were valued at $0.14 per share, for a total fair value of $14,000, to vest over 18 months. During the fiscal year ended June 30, 2024, the Company recognized $140,857 in share-based compensation expense related to these issuances, resulting in a prepaid consulting balance of $152,213 as of that date.

During the fiscal year ended June 30, 2025, the Company issued an additional 390,667 restricted shares with a total fair value of $81,376 and recognized $177,998 in share-based compensation expense. Two advisors were terminated during the year, and the unvested shares granted to them, valued at $28,925, were forfeited. As a result, the prepaid consulting balance as of June 30, 2025, was $26,666

NOTE 5. OTHER ASSETS

During the period, the Company made a refundable security deposit of $77,069 to establish an account to obtain electricity services for the Orofino, Idaho facility. One June 30, 2025, and June 30, 2024, the refundable deposit balance was $77,069 and $0, respectively.

 NOTE 6. BITCOIN HELD

	June 30, 2025	June 30, 2024
Beginning balance	$-	$-
Increase
Value of bitcoin mined on the reward date	15,701	15,824
Unrealized gain (loss) on sale/exchange of Bitcoin	1,801	-
	17,502	15,824
Decrease
Bitcoin used for operational expenses (Cost basis)	-	15,824
	-	15,824

Ending balance	$17,502	$-

 NOTE 7. PROPERTY PLANT & EQUIPMENT

On August 24, 2022, the Company entered a contract to purchase 20 Bitmain XJ S19 Pro 110 TH and their installation at Simple Mining in Iowa. During the 2024 fiscal year, the Company fully depreciated all mining equipment. Land, buildings, machinery, and mining equipment, and furniture are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Gains or losses on disposition of equipment are reflected in operations. Depreciation is computed using revised, more conservative estimated useful lives for financial reporting purposes, based on relevant industry or operational conditions. The estimated life for financial reporting purposes was reduced during this fiscal year due to changes in the cryptocurrency industry.

In March 2025, Megalodon purchased a co-location facility and some legacy crypto miners, pursuant to an Asset Purchase Agreement, from an unaffiliated third party for $500,000; the down payment of approximately $33,000 was paid in 2024. Megalodon assumed and paid certain operational costs of the facility from October 2024 to the closing date, as part of the consideration due to the seller under the Asset Purchase Agreement. Megalodon incurred approximately $93,000 of electricity, contract labor and other costs from October to the closing date. These costs were capitalized and allocated to the Land, Building and Machinery & Equipment.

On June 30, 2025, and 2024, the balances were as follows:

	Estimated Life in years	June 30, 2025	June 30, 2024
Land- Orofino	N/A	$139,363	$-
Building- Orofino	30	285,727	-
Building Improvements- Orofino	7	26,837	-
Machinery & Equipment - Electrical Equipment	7	142,863	-
Machinery & Equipment - Tools	5	2,555	-
Machinery & Equipment - Miners	1	556,200	533,500
Computer Equipment	3	1,478	-
Fixed Asset, Gross		1,155,023	533,500

Less: Accumulated Depreciation		566,662	533,500

Fixed Asset, Net		588,361	-

Depreciation expenses amounted to $33,162 and $14,948 for the fiscal year ended June 30, 2025, and 2024, respectively.

See NOTE 12.” COMMITMENTS AND CONTINGENCIES” regarding Liens related to the Orofino property.

NOTE 8. INTANGIBLE ASSETS

On March 31, 2025, the Company acquired the intangible assets of Baoblock, Inc., a related party, for total consideration of approximately $210,000, consisting of 600,000 restricted common shares and $10,000 in cash. The acquired asset represents proprietary software intended to support the Company’s crypto-mining and operational infrastructure.

The software was placed in service during the fourth quarter of the fiscal year 2025 and amortized on a straight-line basis over its estimated useful life of three (3) years. During the fiscal year ended June 30, 2025, the Company recorded amortization expense of $17,500.

                Given the subsequent availability and condition of the software due to the disruption in the mining facility’s operations, the Company performed an impairment evaluation as of June 30, 2025, and determined that the carrying amount of the software should be fully written down. Accordingly, as impairment loss of $192,500 was recognized during the fiscal year ended June 30, 2025. This amount is presented as a loss in the Other Income/Expenses section of the income statement.

As of June 30, 2025, the carrying amount and accumulated amortization were as follows:

Description	Amount ($)
Cost	210,000
Accumulated Amortization	(17,500)
Carrying Value before Impairment	192,500
Impairment Loss	(192,500)
Net Book Value at June 30, 2025	-

Subsequent to the fiscal year end June 30, 2025, the Company has an operational disagreement with contractors of the mining facility, certain miners and equipment were removed and there was damage to some infrastructure. Management is in the process of gathering facts on this issue and has filed an insurance claim.

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the year, the Company accrued amounts owed to vendors and certain other accrued expenses, which were comprised of the following:

	June 30, 2025	June 30, 2024
Vendor Payables
Marketing and promotional costs	$4,562	$4,163
SEC regulatory cost	2,263	5,000
Professional fees	17,508	3,103
Crypto operation costs	18,303	8,969
Other	2,482	-

Vendor Payables (related parties)
Expense reimbursement	4,978	15,214
Compensation	6,000	18,000

Vendor Accruals
Environmental cost	-	3,500
Accounts Payable & Accrued Liabilities	$56,095	$57,950

The Company’s trade payables are generally short term, due on demand or with an obligation to pay within less than 365 days. Approximately 25% of trade payables are outstanding for more than 90 days. Though balances are excessively aged, the Company is not aware of any litigation or dispute requesting immediate payment.

NOTE 10.  RELATED PARTY TRANSACTIONS

Office space

Our executive, administrative and operating offices were previously provided at no cost on a month-to-month basis to the Company by our President, Frank Horkey, and are located at 151 N Nob Hill Road, Suite 402, Plantation FL 33324. The Company leases office space from its President at a cost of $250 per month. The lease term is 12 months and ends on June 30, 2025. On June 30, 2025, $3,000 of rent expense was accrued and is included in Accounts Payable and Accrued Expenses. Due to plans to increase operations, the lease is evaluated each year based on the current rental needs of the Company for the upcoming 365 days. Future operational plans may require other facilities.

Due to Related Parties-accrued compensation

During the year ended June 30, 2025, the Company incurred management advisory fees of $60,000 payable to Squadron Marketing, an advisor to the Company. The amount owed to this advisor as of June 30,2024 was $480,000. During the year, The Company paid $43,000 in cash and settled $270,000 of the outstanding balance through the issuance of common stock. As of June 30,2025, and June 30, 2024, the Company owed this advisor $227,000 and $480,000 respectively, for management advisory fees.

               During the year ended June 30, 2025, the Company incurred compensation expense of $517,006, primarily related to payments to key management personnel, including Frank Horkey (President and Chief Financial Officer) at $45,000 per quarter, Lazarus Asset Management LLC (Operations Manager) at $76,751 per quarter, and Antonio Oliveira (Chief Technology Officer) at $30,000 per quarter. Of the total compensation expense, $294,771 was paid in cash, and $120,000 was converted into a promissory note payable. As of June 30, 2025, and June 30, 2024, the Company owed compensation payable of $190,663 and $88,430, respectively.

During the year ended June 30, 2025, the Company incurred board of director fees totaling $66,000. Of this amount, $8,500 was paid in cash, and $63,000 of outstanding fees were settled through the issuance of common stock. The board of directors includes Frank Horkey and Michael Christiansen. The advisory board consists of Timothy B. Ruggiero, Peter S. Chung and Antonio Oliveira. As of June 30, 2025, and June 30, 2024, the Company owed board of director/advisory board member fees of $90,500 and $96,000, respectively.

Notes Payable – Related Parties

Related parties notes payable consist of convertible and non-convertible notes payable with a principal balance on June 30, 2025, and June 30, 2024, of $304,366 and $357,320, respectively and accrued interest on June 30, 2025, and June 30, 2024, of $9,361 and $12,036, respectively.

These notes do not require regular monthly payments, but rather they are to be settled by the maturity date if not converted.

Lazarus Management Limited and Sparta Road are related parties as these entities share key management / personnel (Timothy B. Ruggiero Ruggiero) with TREX.

(a) Convertible Note Payable - Related Parties

On July 1, 2023, the Company issued Frank Horkey (“Horkey”) a $75,000 Senior Secured Convertible Promissory Note as partial settlement for management compensation owed. The note bears interest at a rate of 10% per annum and is convertible to the Company’s common stock at a rate of $0.50 per share. As a further inducement to enter the note, the Company issued Horkey 150,000 warrants to acquire shares of restricted common stock at a price of $0.75 per share, any time prior to July 1, 2026, the warrant expiration date and agreed to issue 75,000 shares. On January 1, 2024, the note principal was $75,000 and accrued interest was $3,750, at which time the note was cancelled and replaced by a new note with a principal balance of $78,750, a maturity date of June 30, 2024, and all other terms remained the same. Under the new note as an incentive for the renewal an additional 157,500 warrants were issued to purchase shares of common stock shares at $0.75 per share, any time prior to June 30, 2027, the warrant expiration date and agreed to issue 78,750 shares. On July 1, 2024, the note’s principal was $78,750 and accrued interest was $3,938, at which time the note was cancelled and renewed with a principal balance of $82,688, a maturity date of December 31, 2024, and all other terms remained the same. Under the new note as an incentive for the renewal an additional 165,375 warrants were issued to purchase shares of common stock at a price of $0.75 per share, any time prior to January 1, 2028, the warrant expiration date and agreed to issue 82,688 shares. On January 1, 2025, the note principal was $82,688 and accrued interest was $4,134, at which time the note was cancelled and replaced with a new note with a principal balance of $86,823, a maturity date of June 30, 2025, and all other terms remained the same. Under the new note as an incentive for the renewal an additional 173,646 warrants were issued to purchase shares of common stock at a price of $0.75 per share, any time prior to June 30, 2028, the warrant expiration date and agreed to issue 86,823 shares. On March 31, 2025, the Company issued 157,688 restricted common stock shares which were obligated to issue as inducement in the note agreement. On June 30, 2025, the note, including accrued interest, was converted into Series A Preferred Stock. As the Series A designation was formally approved subsequent to year-end, the outstanding note balance and accrued interest were reclassified to stock subscription payable (liability) as of June 30, 2025. On June 30, 2025, the Company issued 165,573 restricted common stock shares which were obligated to issue as inducement in the note agreement. The principal balance on June 30, 2025, and June 30, 2024, was $0 and $78,750, respectively and the accrued interest on June 30, 2025, and June 30, 2024, was $0 and $3,931, respectively.

On July 1, 2023, the Company issued Lazarus Asset Management LLC (“Lazarus”) a $75,000 Senior Secured Convertible Promissory Note as partial settlement for management compensation owed. The note bears interest at a rate of 10% per annum and is convertible to the Company’s common stock at a rate of $0.50 per share and had a maturity date of December 31, 2023. As a further inducement to enter the note, the Company issued 150,000 warrants to purchase shares of restricted common stock at a price of $0.75 per share, any time prior to July 1, 2026, the warrant expiration date and agreed to issue 75,000 shares. On January 1, 2024, the note principal was $75,000 and accrued interest was $3,750, at which time the note was cancelled and renewed with a principal balance of $78,750, a maturity date of June 30, 2024, and all other terms remained the same. Under the new note as incentives for the renewal, The Company agreed to issue 78,750 shares and 157,500 warrants were issued to purchase shares of the Company’s common stock at $0.75 per share, any time prior to January 1, 2027, the warrant expiration date. As of June 30, 2024, the principal balance was $78,750 and the accrued interest was $3,938, resulting in principal and interest owed of $82,688. Lazarus assigned $36,624 and $5,000 of the principal to two other stockholders. The note payable balance was canceled on July 1, 2024, renewed with a principal of $41,064, maturity date of December 31, 2024, and all other terms remained the same. As an incentive for the renewal an additional 82,128 warrants were issued to purchase shares of common stock at $0.75 per share at any time prior to December 31, 2027, the warrant expiration date and in addition, agreed to issue 41,064 shares. On January 1, 2025, the note was cancelled and renewed with a principal balance of $43,093, a maturity date of June 30, 2025, and all other terms remained the same. Under the new note as an incentive for the renewal an additional 43,093 warrants were issued to purchase 86,186 shares of the Company’s common stock at $0.75 per share, any time prior to January 1, 2027, the warrant expiration date and agreed to issue 43,093 shares. On June 30, 2025, the note, including accrued interest, was converted into Series A Preferred Stock. As the Series A designation was formally approved subsequent to year-end, the outstanding note balance and accrued interest were reclassified to stock subscription payable (liability) as of June 30, 2025. The principal balance on June 30, 2025, and June 30, 2024, was $0 and $78,750, respectively and the accrued interest on June 30, 2025, and June 30, 2024, was $0 and $3,938, respectively.

On February 9, 2024, the Company issued Sparta Road Ltd (“Sparta Road”) a $50,000 Senior Secured Convertible Promissory Note, with an interest rate of 5% per annum, convertible at $0.25 per share and a maturity date of March 31, 2024. The Company agreed to issue 100,000 shares as inducement to enter the note. The Note was issued as a repayment of advances made by Sparta Road to cover certain Company expenses. On June 30, 2025, the note, including accrued interest, was converted into common stock. As the shares were not issued as of year-end, the outstanding note balance and accrued interest were reclassified to stock subscription payable along with the 100,000 shares which were obligated to be issued as inducement to enter into note as of June 30, 2025. The principal balance on June 30, 2025, and June 30, 2024, was $0 and $50,000, respectively and the accrued interest on June 30, 2025, and June 30, 2024, was $0 and $417, respectively.

On April 1, 2024, as compensation for management services, the Company issued Frank Horkey a $75,000 Senior Secured Convertible Promissory Note with an interest rate of 10% per annum, convertible at $0.50 per share. As a further inducement to enter the note, the Company issued 150,000 warrants to purchase shares of restricted common stock at $0.75 per share prior to April 1, 2027, the warrant expiration date and, in addition, agreed to issue 75,000 shares. On October 1, 2024, the note principal owed was $75,000 and accrued interest owed was $3,750, at which time the Note was cancelled and renewed with a principal balance of $78,750, and a maturity date of April 1, 2025, all other terms remained the same. Under the new note the Company issued 157,500 warrants to purchase shares of common stock at $0.75 per share, any time prior to October 1, 2027, the warrant’s expiration date and in addition, agreed to issue 78,750 shares. On March 31, 2025, the Company issued 153,750 restricted common stock shares which were obligated to issue as inducement in the note agreement. On June 30, 2025, the note, including accrued interest, was converted into Series A Preferred Stock. As the Series A designation was formally approved subsequent to year-end, the outstanding note balance and accrued interest were reclassified to stock subscription payable (liability) as of June 30, 2025.  The principal balance on June 30, 2025, and June 30, 2024, was $0 and $75,000, respectively and the accrued interest on June 30, 2025, and June 30, 2024, was $0 and $1,875, respectively.

On April 1, 2024, as compensation for management services, the Company issued Lazarus a $75,000 Senior Secured Convertible Promissory Note with an interest rate of 10% per annum, convertible at $0.50 per share. As a further inducement to enter the note, the Company issued 150,000 warrants to purchase shares of restricted common stock at $0.75 per share prior to April 1, 2027, the warrant expiration date and in addition, agreed to issue 75,000 shares. On October 1, 2024, the note was cancelled and renewed with a principal balance of $78,750, and a maturity date of April 1, 2025, all other terms remained the same. Under the new note the Company issued 157,500 warrants to purchase shares of common stock at $0.75 per share, any time prior to October 1, 2027, the warrant’s expiration date and in addition, agreed to issue 78,750 shares. The note, including accrued interest, was converted into a yet to be defined number of Series A Preferred Stock. As the Series A designation was formally approved subsequent to year-end, the outstanding note balance and accrued interest were reclassified to stock subscription payable (liability) as of June 30, 2025. The principal balance on June 30, 2025, and June 30, 2024, was $0 and $75,000, respectively and the accrued interest on June 30, 2025, and June 30, 2024, was $0 and $1,875, respectively.

On July 1, 2024, as compensation for management services the Company issued Frank Horkey a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of July 1, 2025.  As a further inducement to accept the note payable, the Company issued 15,000 warrants at $0.01 and 30,000 warrants to purchase shares of restricted common stock at $0.75 per share prior to July 1, 2027, the warrant expiration date. On March 31, 2025, the warrants were redeemed in a cashless agreement to 28,500 shares. On June 30, 2025, the note, including accrued interest, was converted into a yet to be defined number of Series A Preferred Stock. As the Series A designation was formally approved subsequent to year-end, the outstanding note balance and accrued interest were reclassified to stock subscription payable (liability) as of June 30, 2025. The principal balance on June 30, 2025, was $0 and the accrued interest was $0.

On October 1, 2024, as compensation for management services the Company issued Frank Horkey a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of October 1, 2025.  As a further inducement to accept the note payable, the Company issued 15,000 warrants at $0.01 and 30,000 warrants to purchase shares of restricted common stock at $0.75 per share prior to October 1, 2027, the warrant expiration date. On March 31, 2025, the warrants were redeemed in a cashless agreement to 28,500 shares. On June 30, 2025, the note, including accrued interest, was converted into a yet to be defined number of Series A Preferred Stock. As the Series A designation was formally approved subsequent to year-end, the outstanding note balance and accrued interest were reclassified to stock subscription payable (liability) as of June 30, 2025. The principal balance on June 30, 2025, was $0 and the accrued interest was $0.

On January 1, 2025, as compensation for management services the Company issued Frank Horkey a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of January 1, 2026.  As a further inducement to accept the note payable, the Company issued 15,000 warrants at $0.01 and 30,000 warrants to purchase shares of restricted common stock at $0.75 per share prior to January 1, 2028, the warrant expiration date. On March 31, 2025, the warrants were redeemed in a cashless agreement to 28,500 shares. On June 30, 2025, the note, including accrued interest, was converted into a yet to be defined number of Series A Preferred Stock. As the Series A designation was formally approved subsequent to year-end, the outstanding note balance and accrued interest were reclassified to stock subscription payable (liability) as of June 30, 2025. The principal balance on June 30, 2025, was $0 and the accrued interest was $0.

On April 1, 2025, as compensation for management services the Company issued Frank Horkey a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of April 1, 2026.  As a further inducement to accept the note payable, the Company issued 15,000 warrants at $0.01 and 30,000 warrants to purchase shares of restricted common stock at $0.75 per share prior to March 31, 2028, the warrant expiration date. On June 30, 2025, the warrants were redeemed in a cashless agreement to 28,500 shares. On June 30, 2025, the note, including accrued interest, was converted into a yet to be defined number of Series A Preferred Stock. As the Series A designation was formally approved subsequent to year-end, the outstanding note balance and accrued interest were reclassified to stock subscription payable (liability) as of June 30, 2025. The principal balance on June 30, 2025, was $0 and the accrued interest was $0.

On July 1, 2024, as compensation for management services the Company issued Lazarus a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of July 1, 2025. As a further inducement to accept the note payable, the Company issued 15,000 warrants at $0.01 and 30,000 warrants to purchase shares of restricted common stock at $0.75 per share prior to July 1, 2027, the warrant expiration date. On March 31, 2025, the warrants were redeemed in a cashless agreement to 28,500 shares. On June 30, 2025, the note, including accrued interest, was converted into a yet to be defined number of Series A Preferred Stock. As the Series A designation was formally approved subsequent to year-end, the outstanding note balance and accrued interest were reclassified to stock subscription payable (liability) as of June 30, 2025. The principal balance on June 30, 2025, was $0 and the accrued interest was $0.

On October 1, 2024, as compensation for management services the Company issued Lazarus a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of July 1, 2025.  As a further inducement to accept the note payable, the Company issued 15,000 warrants at $0.01 and 30,000 warrants to purchase shares of restricted common stock at $0.75 per share prior to October 1, 2027, the warrant expiration date. On March 31, 2025, the warrants were redeemed in a cashless agreement to 28,500 shares. On June 30, 2025, the note, including accrued interest, was converted into a yet to be defined number of Series A Preferred Stock. As the Series A designation was formally approved subsequent to year-end, the outstanding note balance and accrued interest were reclassified to stock subscription payable (liability) as of June 30, 2025. The principal balance on June 30, 2025, was $0 and the accrued interest was $0.

On January 1, 2025, as compensation for management services the Company issued Lazarus a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of October 1, 2025.  As a further inducement to accept the note payable, the Company issued 15,000 warrants at $0.01 and 30,000 warrants to purchase shares of restricted common stock at $0.75 per share prior to January 1, 2028, the warrant expiration date. On March 31, 2025, the warrants were redeemed in a cashless agreement to 28,500 shares. On June 30, 2025, the note, including accrued interest, was converted into a yet to be defined number of Series A Preferred Stock. As the Series A designation was formally approved subsequent to year-end, the outstanding note balance and accrued interest were reclassified to stock subscription payable (liability) as of June 30, 2025. The principal balance on June 30, 2025, was $0 and the accrued interest was $0.

On April 1, 2025, as compensation for management services the Company issued Frank Horkey a $15,000 Senior Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share, and a maturity date of April 1, 2026.  As a further inducement to accept the note payable, the Company issued 15,000 warrants at $0.01 and 30,000 warrants to purchase shares of restricted common stock at $0.75 per share prior to March 31, 2028, the warrant expiration date. On June 30, 2025, the warrants were redeemed in a cashless agreement to 28,500 shares but kept as stock subscription payable as these shares are yet to be issued. On June 30, 2025, the note, including accrued interest, was converted into a yet to defined number of Series A Preferred Stock. As the Series A designation was formally approved subsequent to year-end, the outstanding note balance and accrued interest were reclassified to stock subscription payable (liability) as of June 30, 2025. The principal balance on June 30, 2025, was $0 and the accrued interest was $0.

The total convertible notes payable principal balance on June 30, 2025, and June 30, 2024, was $0 and $357,320, respectively and the related accrued interest on June 30, 2025, and June 30, 2024, was $0 and $12,036, respectively.

(b) Note Payable – Related Parties

On February 3, 2025, the Company issued Frank Horkey (“Horkey”) a $70,000 Senior Secured Convertible Promissory Note for cash proceeds, bearing interest at 10% per annum and maturing on April 4, 2025. On April 5, 2025, the note was extended to a new maturity date of April 5, 2026, and the accrued interest of $1,151 was added to the principal balance, increasing the total to $71,151. The Company subsequently made a payment of $10,000, resulting in a principal balance of $61,151 and accrued interest of $848 as of June 30, 2025.

On March 5, 2025, the Company issued Frank Horkey (“Horkey”) a $35,000 Senior Secured Convertible Promissory Note for cash proceeds, bearing interest at 10% per annum and maturing on May 4, 2025. On May 5, 2025, the note was extended to a new maturity date of June 5, 2026, and the accrued interest of $585 was added to the principal balance, increasing the total to $35,585. As of June 30, 2025, the principal balance was $35,585 and accrued interest was $539.

On March 5, 2025, the Company issued Frank Horkey (“Horkey”) a $207,630 Senior Secured Convertible Promissory Note bearing interest at 12% per annum and maturing on March 5, 2026, for funds advanced by Horkey to purchase the Company’s Orofino, Idaho facility. The note is secured by a first lien on the Orofino property, as evidenced by a Deed of Trust of even date, and may be prepaid at any time without penalty. As of June 30, 2025, the principal balance was $207,630 and accrued interest was $8,004.

Total non-convertible notes payable principal balance on June 30, 2025, was $304,366 and the related accrued interest was $9,391. No balances were outstanding on June 30, 2024.

Other Related Party Debt

In addition to notes payable owed to related parted parties, various officers advanced funds for operating expenses. These amounts are reported on the balance sheet as “Due to related party -advances” on June 30, 2025, and June 30, 2024, in amount of $5,150 and $13,602, respectively. The amounts owed are non-interest bearing, unsecured, and are due on demand.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal contingencies

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of business. Management is not aware of any pending, threatened or asserted claims other than a Notice of Default filed on October 1, 2025 by the Holder of the first mortgage of hon the Orofino property. See “Note 10 – Related Party Transactions”, “Note 12. Notes Payable Unrelated Third Parties”, and “Note 17. Subsequent Events” for additional details.

On September 9, 2024, the Company entered into a non-binding agreement with Veterans Capital Corp. (“Veterans”) to lease ASIC crypto miners, valued at $2,300,000, to be housed at the Orofino, Idaho facility. The agreement requires a non-refundable fee of $10,500, which was paid during the quarter ended September 30, 2024, and an additional $14,500, which would be due upon execution of the lease contract. The agreement also indicates that the $10,500 paid would be applied to the $25,000 lease commitment fee, if the contract is executed. If the parties do not execute the lease contract, no further amounts are owed by the Company. This lease was ultimately not consummated, and Veteran’s Capital refunded $2,660 of the fees paid. The amounts paid, net of the amount refunded, were expensed in the year ended June 30, 2025.

On September 19, 2024, the Company entered into an agreement with Del Cielo LLC for the introduction of potential leasing companies and institutional investment banking firms. The agreement required an initial payment of $12,500 and ongoing monthly payments of $5,500. The Company paid $12,500 during the quarter ended September 30, 2024, and the $5,500 initial monthly payment was made in October 2024. The agreement also provides that subsequent to November 20, 2024, the agreement can be terminated at any time. The Company paid $8,250 as a final payment in April 2025 to put the agreement on hold. The amounts paid were expensed in the year ended June 30, 2025.

On October 20, 2024, the Company entered into an agreement with Clearwater Power Company “Clearwater”) for the provision of electric power and facilities to support its cryptocurrency mining operations in Orofino, Idaho. As part of this contract, the Company deposited approximately $77,000 with Clearwater, held as a non-interest-bearing security deposit.

The related and unrelated party mortgages dated March 5, 2025, used to acquire the Company’s Orofino facility, are secured by two liens, one under a $207,630 note payable to Frank Horkey, and another under a $267,555 note payable to the Peak Digital Prospecting LLC, “Seller”, which went into default due to nonpayment at maturity. A Notice of Default was filed on September 24, 2025. See “Note 10 – Related Party Transactions”, “Note 12 – Notes Payable – Unrelated Third Parties”, and “Note 17 – Subsequent Events” for additional details.

NOTE 12. NOTES PAYABLE- UNRELATED THIRD PARTIES

Unrelated parties’ notes payable consists of convertible and non-convertible notes payable with a principal balance on June 30, 2025, and June 30, 2024, of $401,780 and $134,375, respectively and accrued interest on June 30, 2025, and June 30, 2024, of $12,997 and $4,961, respectively.

These notes do not require regular monthly payments, but rather they are to be settled by the maturity date if not converted.

(a) Convertible Note Payable - Unrelated Parties

On July 17, 2024, the Company issued to a private investor a $10,000 Secured Convertible Promissory Note bearing interest at 12% per annum and maturing on July 17, 2025. The note was convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company issued 25,000 shares of common stock to the investor. On June 30, 2025, the note, including accrued interest of $800, was converted into 21,600 shares of common stock at the agreed conversion price of $0.50 per share and the Company issued 25,000 restricted common stock shares which were obligated to issue as inducement in the note agreement. As of June 30, 2025, the principal and accrued interest balances were $0.

On March 24, 2023, the Company issued to a private investor, a $50,000 Convertible Promissory Note (“Note”), with an interest rate of 5% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date was June 30, 2023. As a further inducement, the Company issued a warrant to purchase 100,000 restricted common stock shares, exercisable at $0.75 per share any time prior to March 24, 2026, the warrant expiration date. On the maturity date of the note, the Holder opted to convert for the issuance of 100,000 restricted shares of common stock.

On May 15, 2023, the Company issued a private investor a $19,375 Convertible Promissory Note (“Note”), with an interest rate of 5% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date was June 30, 2023. As a further inducement, the Company issued a warrant to purchase 38,750 restricted common stock shares exercisable at $0.75 per share any time prior to May 15, 2026, the warrant expiration date. On the maturity date the note holder opted to convert for the issuance of 42,000 restricted common stock shares. The warrant was through a cashless redemption redeemed on March 27, 2025, into 17,438 shares of the Company’s restricted common stock and was retired.

On September 25, 2023, the Company issued a private investor a $20,000 180-day Senior Secured Convertible Promissory Note (“Note”), with an interest rate of 10% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is March 23, 2024. As further inducement, the Company agreed to issue 20,000 restricted common stock shares and issued a warrant to purchase 40,000 restricted common stock shares exercisable at $0.75 per share, any time prior to September 25, 2026, the warrant expiration date. On January 1, 2025, the company issued 20,000 restricted common stock shares which were obligated to issue as inducement in the note agreement. On the maturity date the note holder opted to convert for the issuance of 42,000 restricted common stock shares and shares were issued on June 30, 2025. The warrant was redeemed through a cashless redemption on March 27, 2025, into 18,000 shares of the Company’s restricted common stock and was retired.

On March 12, 2024, the Company issued to a private investor a $10,000 180-day Secured Convertible Promissory Note, with an interest rate of 10% per annum, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is August 21, 2024. As further inducement, the Company agreed to issue 20,000 restricted common stock shares. On January 1, 2025, the company issued 20,000 restricted common stock shares which were obligated to issue as inducement in the note agreement. In addition, the holder opted to convert the note for 21,000 restricted shares of common stock.

On July 1, 2024, the Company issued a private investor a $5,000 180-day Secured Convertible Promissory Note bearing interest at 10% per annum, convertible at $0.50 per share at the lender’s discretion. The Note matured on December 31, 2024. As further inducement to purchase the Note, the Company issued the investor 5,000 restricted common stock shares and a warrant to purchase 10,000 common stock shares exercisable at $0.75 per share at any time prior to June 30, 2027. On the maturity date, the note principal and accrued interest of $250 were extended to June 30, 2025. As an inducement for the extension, the Company agreed to issue 5,250 restricted common stock shares and a warrant to purchase 10,500 common stock shares exercisable at $0.75 per share at any time prior to December 31, 2027. The warrants were redeemed through a cashless exercise on March 27, 2025, resulting in the issuance of 13,725 restricted common stock shares, and were subsequently retired. On June 30, 2025, the Company issued 10,500 restricted common stock shares which were obligated to issue as inducement in the note agreement, and the principal balance and accrued interest were $5,250 and $255, respectively.

On September 29, 2023, the Company issued a private investor a $25,000 180-day Senior Secured Convertible Promissory Note, with an interest rate of 10%, convertible at $0.50 per share the lender’s discretion. The Note’s maturity date was March 27, 2024. As further inducement, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $0.75 per share, any time prior to October 2, 2026, the warrant expiration date. On April 2, 2024, the note was extended for 180 days, and as inducement for extension, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $0.75 per share, any time prior to April 2, 2027. On October 4, 2024, the note was extended again for 180 days, and as inducement for extension, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $1.5 per share, any time prior to October 4, 2027. On January 1, 2025, the Company issued 75,000 restricted common stock shares which were obligated to issue as inducement in the note agreement. Further, all three warrants were redeemed through a cashless redemption on March 27, 2025, into 57,500 shares of the Company’s restricted common stock and were retired. On April 4, 2025, the note was extended again for 180 days, without any inducement, with maturity date of October 1, 2025. On June 30, 2025, the Company issued 108,031 restricted common stock shares which were obligated to issue as inducement in the note agreement. The principal balance owed on June 30, 2025, and June 30, 2024, was $25,000. The note’s accrued interest on June 30, 2025, and June 30, 2024, was $625 and $125, respectively.

On July 1, 2024, the Company issued to a private investor a $36,624 180-day Secured Convertible Promissory Note bearing an interest rate of 10% per annum, which may be converted at $0.50 per share at the lender’s discretion. The Note’s maturity date is March 31, 2025. As further inducement to purchase this Note, the Company agreed to issue 36,624 restricted common stock shares and a warrant to purchase 73,248 shares of common stock exercisable at $0.75 per share, prior to June 30, 2027. The company issued 36,624 shares restricted common stock on January 1, 2025. This note was renewed on January 10, 2025, and the investor advanced another $15,000, so together with accrued interest the new face was $52,529 and is due March 31, 2025. In addition, as further inducement to renew the note, the Company agreed to issue 52,529 restricted common stock shares and a warrant to purchase 105,238 shares of common stock exercisable at $0.75 per share, prior to January 10, 2028. The warrants were redeemed through a cashless redemption on March 27, 2025, into 107,502 shares of the Company’s restricted common stock and were retired. On April 10, 2025, the note was extended again for 112 days, without any inducement, with maturity date of July 31, 2025. The principal balance owed on June 30, 2025, was $53,842. The note’s accrued interest on June 30, 2025, was $1,196.

On May 23, 2024, the Company issued to a private investor a $10,000 90-day Secured Convertible Promissory Note bearing an interest rate of 10%, convertible at $0.50 per share at the lender’s discretion. The Note’s maturity date is August 21, 2024. On September 30, 2024, the company entered in debt conversion agreement with the investor, but the shares were not issued. The note holder agreed to pause the accrual of interest after the maturity date. The Company agreed with the note holder that the debt would cease incurring interest after its maturity date. As further inducement, the Company agreed to issue 30,000 restricted shares of common stock and the shares were issued on January 1, 2025. The note was converted into 20,707 shares on June 30, 2025. The principal balance owed on June 30, 2025, and June 30, 2024, was $0 and $10,000, respectively. The note’s accrued interest on June 30, 2025, and June 30, 2024, was $0 and $125, respectively.

On January 9, 2025, the Company issued to a private investor a $10,000 Senior Secured Convertible Promissory Note bearing interest at 10% per annum and maturing on April 9, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 10,000 restricted shares of common stock and a warrant to purchase 20,000 shares of common stock at an exercise price of $0.75 per share, exercisable any time prior to January 9, 2028. On April 10, 2025, the note was extended to a new maturity date of October 7, 2025, with no additional inducements granted. On June 30, 2025, the Company issued 10,000 restricted common stock shares which were obligated to issue as inducement in the note agreement. As of June 30, 2025, the principal balance was $10,000 and accrued interest was $472.

See due to Note 11 “Related Parties Transactions” for additional senior secured convertible promissory notes issuances.

(b) Note Payable – Unrelated Parties

On March 5, 2025, the Company issued to the Seller of the Orofino facility a $267,555 Secured Promissory Note bearing interest at 8% per annum and maturing on May 15, 2025. The note is secured by a first lien on the Orofino, Idaho property pursuant to a Deed of Trust. Under the terms of the agreement, upon default, the interest rate increases to 18% per annum, and a 15% late charge is applied to the outstanding principal. As the Company did not remit payment within ten days of the maturity date, the note went into default on May 25, 2025, and a late charge of $40,133 was added to the principal balance. The beneficiary filed a Notice of Default on September 24, 2025, under the Deed of Trust in Clearwater County, Idaho. As of June 30, 2025, the principal balance was $307,688 and accrued interest was $10,414.

NOTE 13. DERIVATIVE LIABILITIES

The Company has various convertible notes outstanding that require derivative liability considerations for its conversion features. Total derivative liability on June 30, 2025, was $34,597 which was principally related to convertible notes issued in 2025. No derivative liability was accrued in prior years due the note terms and immateriality of the derivative value determined.

For the period ended June 30, 2025, the Company recorded a loss of $119,471 related to the change in fair value of derivative liabilities.

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

Input	Weighted Avg. at Inception Date	Weighted Avg. on June 30, 2025
Stock price	$0.35	$0.60
Exercise price (conversion price)	$0.50	$0.50
Risk-free interest rate	4.37%	4.29%
Expected term (years)	0.50	0.50
Expected volatility	134.80%	75.94%
Dividend yield	0%	0%

The following table summarizes the changes in derivative liability:

Description	June 30, 2025
Derivative Liability beginning balance	-
Initial recognition of derivatives	85,374
Change in fair value	34,096
Settlements/conversions	(84,874)
Derivative Liability ending balance	34,597

NOTE 14. COMMON STOCK

Frank Horkey received 350,000 restricted common stock shares as the Company’s President and Director since his previous contract expired on December 31, 2019 and, on July 1, 2022, he received 250,000 restricted common stock shares or his three year board position vesting, as follows: 83,333 shares upon signing as of July 1, 2022; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; and 20,833 shares vest quarterly for the fiscal year ended June 30, 2025. All shares were fully vested at June 30, 2025.

On July 1, 2022, Michael Christiansen received 250,000 restricted common stock shares for his three-year board position vesting, as follows: 83,333 shares upon signing as of July 1, 2022; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833 shares vest quarterly for the fiscal year ended June 30, 2025. All shares were fully vested at June 30, 2025.

On July 1, 2022, Squadron Marketing LLC received 250,000 restricted common stock shares for acting on the Company’s Advisory Board for fiscal 2023 through 2025, vesting as follows: 83,333 shares upon signing as of July 1, 2022; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833 shares vest quarterly for the fiscal year ended June 30, 2025. All shares were fully vested at June 30, 2025.

On July 1, 2022, Lazarus Asset Management LLC received 250,000 restricted common stock shares for serving on the Company’s Advisory Board for fiscal 2023 through 2025, vesting as follows: 83,333 shares upon signing as of July 1, 2022; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833shares vest quarterly for the fiscal year ended June 30, 2025. All shares were fully vested at June 30, 2025.

On July 1, 2022, John Bennet received 50,000 restricted common stock shares for extending his consulting contract through fiscal year end 2023. On February 10, 2023, as an incentive to accept the position of the Company’s Chief Financial Officer for the period of January 1, 2023- through the date of his death which coincided with the Company’s year end of fiscal year 2024, John Bennet was awarded an additional 100,000 restricted common stock shares that vested at 16,666 shares per quarter. All shares were fully vested at June 30, 2025.

On July 1, 2022, James Marshall III received 75,000 restricted common stock shares as the Company’s technical consultant for fiscal 2023. His shares are now deemed to be vested. James Marshall’s contract was not renewed.

On April 20, 2023, Shawn Perez Esquire was awarded 50,000 restricted common stock shares stock as an inducement for acting as the Company’s in-house counsel beginning January 1, 2023, through fiscal year end 2025. These shares were issued on April 21, 2023.

On September 25, 2024, a private investor purchased 150,000 restricted common stock shares for $150,000. In addition, the investor received a warrant to purchase 150,000 shares of the Company’s common stock for a period of three years exercisable at $1.50 per share prior to September 25, 2027. These shares were issued on January 1, 2025. The warrant was redeemed through a cashless exercise on March 27, 2025, into 67,500 shares of the Company’s restricted common stock and was retired.

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

On December 6. 2023, the Company agreed to sell to a private investor, 20,000 Units at a price of $0.75 per Unit and received $15,000 recorded as deposit payable. The 15,000 shares were issued on January 1, 2025.

On January 1, 2025, Frank Horkey received 300,000 restricted common stock shares for his advisory fees of $105,000 extended during the fiscal year 2024.

On January 1, 2025, Peter Chung through Squadron Marketing LLC received 471,429 restricted common stock shares for advisory fees of $165,000 extended during the fiscal year 2024.

On January 1, 2025, Frank Horkey, Michael Christiansen and Peter Chung received 60,000 restricted common stock shares each for their director fees of $21,000 each extended during the fiscal year 2024.

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

On July 1, 2024, Antonio Oliveira received 250,000 shares for serving on the Company’s Advisory Board for fiscal 2024 through 2027, vesting as follows: 20,834 shares vest quarterly beginning July 1, 2024. He also received a warrant to purchase 250,000 restricted common stock shares at any time prior to July 1, 2027, at an exercise price of $1.50 vesting on the same schedule. On July 1, 2025, the Company issued 250,000 restricted common stock shares for future services and on March 27, 2025, Antonio Oliveira redeemed the warrant through cashless redemption into 62,500 restricted common stock shares at a price of $0.25 and the warrant was retired.

On March 31, 2025, issued 75,000 restricted common stock shares to Don Lopez, nephew of the Company’s President, Frank Horkey. The issuance was made in recognition of Mr. Lopez’s services as a technical consultant provided to the Company in the current fiscal year. As of the issuance date, the restricted shares were fully vested. Mr. Lopez’s consulting agreement was not renewed following the share issuance.

On January 1, 2025, the Company entered into a service agreement with Aubyn Honeysett to manage its colocation facility in Orofino, Idaho. Under the terms of the agreement, Ms. Honeysett was awarded 24,000 restricted common stock shares, which were scheduled to vest ratably at 667 shares per month over a 36-month term, subject to her continued service with the Company. On March 31, 2025, the Company issued all 24,000 shares in advance of the vesting schedule. Ms. Honeysett’s services were terminated on May 23, 2025, and as of June 30, 2025, the unvested portion of 19,999 shares was forfeited and returned to the Company's treasury.

On January 1, 2025, the Company entered into a service agreement with Bryce Greenfield in connection with his role managing the Company’s co-location facility in Orofino, Idaho. Under the terms of the agreement, Mr. Greenfield was granted 75,000 restricted common stock shares, which were scheduled to be vested in equal monthly installments of 2,083 shares over a 36-month period, subject to his continued service with the Company. On March 31, 2025, the Company issued all 75,000 shares in advance of the vesting schedule. Mr. Greenfield’s services were terminated on May 23, 2025, and as of June 30, 2025, the unvested portion of 62,500 shares was forfeited and returned to the Company's treasury.

On April 1, 2025, a private investor purchased 20,000 restricted common stock shares for $10,000. These shares were issued on June 30, 2025.

On April 1, 2025, a private investor purchased 100,000 restricted common stock shares for $50,000. These shares were issued on June 30, 2025.

On April 1, 2025, a private investor purchased 50,000 restricted common stock shares for $25,000. These shares were issued on June 30, 2025.

On April 1, 2025, a private investor purchased 300,000 restricted common stock shares for $150,000. These shares were issued on June 30, 2025.

On April 1, 2025, a private investor purchased 200,000 restricted common stock shares for $100,000. These shares were issued on June 30, 2025.

On April 1, 2025, a private investor purchased 200,000 restricted common stock shares for $100,000. These shares were issued on June 30, 2025.

On March 31, 2025, The Company acquired proprietary software and technical knowhow of Baoblock, Inc. for $210,000, paid via the issuance of 600,000 restricted shares of common stock and $10,000 in cash. These shares were issued on June 30, 2025.

On June 25, 2025, the Company’s legal counsel was awarded 100,000 restricted common stock shares in recognition of exemplary legal services rendered to the Company during the fiscal year 2025.

The fair value for issuances of common stock for compensation and services is determined based on the market price of the company’s stock on the grant date.

NOTE 15. WARRANTS

Warrants Issued for Investment

On May 5, 2022, the Company issued shares and warrants related to that certain Securities Purchase Agreement dated November 10, 2021 with certain of the selling stockholders referenced in our most recent registration statement pursuant to which we sold to such selling stockholders $560,875 in aggregate principal amount of our common stock (747,838 shares) and warrant to purchase common stock shares (which we refer to as the “PIPE Warrants”), exercisable at any time before the close of business on September 9, 2025. Of these warrants, all PIPE warrants were redeemed through a cashless redemption into 747,838 shares of the Company’s restricted common stock at $.25 per share and the warrants were retired.

On July 28, 2022, August 1, 2022, and November 28, 2022, an investor purchased 400,001 Units consisting of one share of the Company’s restricted common stock and one Class C warrant to purchase one share of the Company’s restricted common stock at an exercise price of $1.50 per share for a period of three years. Prior to March 31, 2025, the investor accepted the Company’s offer to redeem the warrant through a cashless redemption into 100,001 shares of the Company’s common stock at a price of $.25 and the warrant was retired.

On September 29, 2023, the Company issued to a private investor a 180-day Senior Secured Convertible Promissory Note bearing an interest rate of 10% for $25,000, which may be converted at $0.50 per share at any time during the period. As further inducement to purchase this Note, the Company agreed with Investor to issue 25,000 restricted common stock shares and a warrant to purchase 50,000 restricted common stock shares exercisable at $0.75 per share any time prior to October 2, 2026. Prior to March 31, 2025, the investor accepted the Company’s offer to redeem the warrant through a cashless redemption into 12,500 shares of the Company’s common stock at a price of $.25 and the warrant was retired.

On December 6, 2023, the Company agreed to sell to a private investor 20,000 Units at a price of $0.75 per Unit. Each Unit consists of one share of the Company’s restricted common stock and a warrant to purchase an additional share of the Company’s restricted common stock at a price of $1.50 any time prior to December 6, 2026.Prior to March 31, 2025, the investor accepted the Company’s offer to redeem the warrant through a cashless redemption into 5,000 shares of the Company’s common stock at a price of $.25 and the warrant was retired.

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

See NOTE. 10 “Related Party Transactions”, Note Payable section for details on convertible promissory notes issued with warrants on March 24, 2023, May 15, 2023, September 25, 2023, September 2023, April 1, 2024, and July 1, 2024, October 1, 2024, January 1,2025 and April 1, 2025.

Warrants Issued for Management and Consulting Services

On July 1, 2021, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a Class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50. Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 each of the Company’s restricted common stock shares at a price of $.25 and the warrants were retired.

On May 26, 2022, the Company issued to Frank Horkey a Class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50 as part of his executive compensation during the 2022 fiscal year. This warrant vested on July 1, 2022. Prior to March 31, 2025, t Frank Horkey accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 shares of the Company’s restricted common stock at a price of $.25 and the warrant was retired.

On May 26, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued Class C warrant to purchase 500,000 common stock shares for a period of three years at an exercise price of $1.50 related to consulting services during fiscal 2022. These warrants vested on July 1, 2022. Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption into 125,000 shares each of the Company’s restricted common stock at a price of $.25 and the warrants were retired.

On June 12, 2022, Messrs. Horkey and Christiansen were issued 250,000 class C warrants to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50. Exercise of these warrants commenced upon the effective date of the Company’s registration statement for serving on the Company’s Board of Directors. Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 shares each of the Company’s restricted common stock at a price of $.25 and the warrants were retired.

On June 12, 2022, Squadron Marketing LLC and Lazarus Asset Management LLC were each issued a class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50. Exercise of this warrant commenced upon the effective date of the Company’s registration statement for serving on the Company’s Advisory Board. Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 each of the Company’s restricted common stock at a price of $.25 and the warrants were retired.

On July 1, 2023, Squadron Marketing LLC and Lazarus Asset Management LLC were issued a Class C warrant to purchase 250,000 shares of the Company’s common stock for a period of three years at an exercise price of $1.50. Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 each of the Company’s restricted common stock at a price of $.25 and the warrants were retired.

On July 1, 2023, Mr. Horkey was issued a class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50. Prior to March 31, 2025, the Holder accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 shares of the Company’s restricted common stock at a price of $.25 and the warrants were retired.

On July 1, 2024, Squadron Marketing LLC and Sparta Road LTD were each issued a class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50.Prior to March 31, 2025, the Holders accepted the Company’s offer to redeem the warrants through a cashless redemption into 62,500 each of the Company’s restricted common stock at a price of $.25 and the warrants were retired.

On July 1, 2024, Mr. Horkey was issued a class C warrant to purchase 250,000 common stock shares for a period of three years at an exercise price of $1.50. Prior to March 31, 2025, the Holder accepted the Company’s offer to redeem the warrants through a cashless redemption into e Company’s restricted common stock at a price of $.25 and the warrants were retired.

On July 1, 2024, Antonio Oliveira’ was issued a Class C warrant to purchase 250,000 restricted common stock shares for his three-year Advisory Board position vesting as follows: 83,333 shares upon signing as of July 1, 2024; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833) shares vest quarterly for the fiscal year ended June 30, 2025. Prior to March 31, 2025, the Holder accepted the Company’s offer to redeem the warrant through a cashless redemption into 62,500 common stock shares at a price of $.25 and the warrant was retired.

On July 1, 2024, Matthew Cohen was issued a warrant to purchase 250,000 restricted common stock shares for his three-year board position vesting as follows: 83,333 shares upon signing as of July 1, 2024; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833 shares vest quarterly for the fiscal year ended June 30, 2027. Mr. Cohen resigned effective December 31, 2024, and therefore vested only two quarters of his stock and warrant; the adjustments necessary to record his resignation was done on January 1, 2025. Prior to March 31, 2025, Mr. Cohen accepted the Company’s offer to redeem the warrants through a cashless redemption into 10,417 of the Company’s restricted common stock at a price of $.25 and the warrants were retired.

 Certain of the shares and warrants noted above were issued to Board Members, Advisory Board Members and Consultants for services to be rendered for periods subsequent to June 30, 2025. Amounts related to shares issued as compensation for services not yet performed are treated as prepaid consulting (current and non-current). The amounts will be recognized in subsequent periods as they are earned according to the Agreements.

The following are changes and balances for common share equivalent due to outstanding warrants:

				Warrants
		Warrants -	Weighted	exercisable -	Weighted
		Common	Average	Common	Average
		Share	Exercise	Share	Exercise
		Equivalents	price	Equivalents	price
Outstanding June 30, 2023		4,224,089	$1.47	3,557,422	$1.47
Additions	Granted	770,000	1.5	770,000	1.5
Additions	Vested	-	-	333,334	1.5
Additions	Granted	1,005,000	0.75	1,005,000	0.75
Additions	Granted	3,000,000	0.01	3,000,000	0.1
Outstanding June 30, 2024		8,999,089	$0.91	8,665,756	$0.88
Additions	Granted	650,000	1.50	275,000	1.50
Additions	Granted	225,381	0.75	225,381	0.75
Cancellations	Cancelled	(157,500)	0.75	(157,500)	0.75
Additions	Vested	-	-	-	-
Outstanding September 30, 2024		9,716,970	$0.94	9,008,637	$0.90
Additions	Granted	375,000	0.75	375,000	0.75
Additions	Granted	1,000,000	1.50	1,125,000	1.50
Cancellations	Cancelled	(300,000)	0.75	(300,000)	0.75
Additions	Vested	-	-	-	-
Outstanding December 31, 2024		10,791,970	$0.99	10,208,637	$0.97
Additions	Granted	135,558	0.75	135,558	0.75
Additions	Granted	319,831	1.50	319,831	1.50
Additions	Granted	30,000	0.01	30,000	0.01
Additions	Vested	-	1.50	375,000	1.50
Cancellations	Cancelled	(208,333)	1.50	-	1.50
Exercised	Exercised	(5,536,172)	1.50	(5,536,172)	1.50
Exercised	Exercised	(2,097,390)	0.75	(2,097,390)	0.75
Exercised	Exercised	(90,000)	0.01	(90,000)	0.01
	Adjustment	(4,630)	1.50	(4,630)	1.50
Outstanding March 31, 2025		3,340,834	$0.15	3,340,834	$0.15
Additions	Granted	160,000	0.75	160,000	0.75
Additions	Granted	30,000	0.01	30,000	0.01
Exercised	Exercised	(133,334)	1.50	(133,334)	1.50
Exercised	Exercised	(60,000)	0.75	(60,000)	0.75
Exercised	Exercised	(30,000)	0.01	(30,000)	0.01
	Adjustment
Outstanding June 30, 2025		3,307,500	$0.11	3,307,500	$0.11

As of June 30, 2025, the weighted average remaining contractual life of the warrants was 1.65 years.

These warrants were valued using a Black Scholes calculation applying the following factors: a stock price of $.16, an exercise price of $0.75 and $1.50, a volatility of 137% to 173% and a risk-free interest rate of 3.85% to 4.58%.

NOTE 16. INCOME TAXES

The components of income tax balances for the periods ended June 30, 2025, and June 30, 2024, are as follows:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	30-Jun-25	30-Jun-24
Net losses before taxes	$2,535,552	$1,023,271
Adjustments to arrive at taxable income/loss
Permanent differences:	(119,471)	-
Temporary differences:	-	-
Taxable loss/(Income)	2,416,081	1,023,271

Current Year Taxable income (loss)	2,416,081	1,023,271
NOL carried forward prior year (tax return)	7,023,798	6,000,527
NOL carried forward at period end	9,439,879	7,023,798

Deferred Tax Asset - Federal Rate (21%)	$1,982,375	$1,474,998
Deferred Tax Asset - State Rate (5.5%)	519,193	294,243
Total Deferred Tax Asset	2,501,568	1,769,241

Valuation Allowance	(2,501,568)	(1,769,241)
Deferred tax per books	-	-

Due to the changes the Tax Reform Act of 1986 and the Tax Cut and Jobs Act of 2017, net operating loss carry forwards for Federal Income tax reporting purposes are subject to additional limitations. Should certainly changes in ownership occur, our net operating loss carry forwards may be limited to use in future years. In addition, tax rates on corporations were reduced and certain other deductions limited. These changes may affect the income tax benefit calculation and related allowance during subsequent fiscal years. The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company has filed tax returns through its fiscal year ended June 30, 2016. The Company incurred a loss for the fiscal years ended June 30, 2025, and 2024 and has not filed tax returns for either year. The Company has not received any notifications from the IRS. Reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and determined that the following events require disclosure:

Facility- Disruption in Operation

On July 23, 2025, the Company’s data center located in Orofino, Idaho (the “Center”) had an incident which caused a disruption in operations. There was a dispute with contractors, certain miners and equipment were removed and there was damage to electrical distribution equipment and some infrastructure in the mining facility.  The matter is under investigation. The issue led to the full impairment of the software and caused a temporary interruption in mining and co-location operations. An insurance claim was filed to obtain some coverage for this incident. The company is evaluating options to restore conditions and resume operations.

Purchase Money Mortgage Maturity

The promissory note (the “Note”) secured by a Deed of Trust on the Orofino data center matured on May 15, 2025. The principal balance due at maturity was approximately $267,000. Including accrued interest, penalties, and late charges, the balance outstanding as of October 1, 2025, was approximately $325,000.

On October 1, 2025, the Company was notified of a foreclosure action initiated by the Seller of the Orofino property. The Company has approximately 115 days from the filing date to satisfy the obligation, which it intends to refinance through third-party lenders. Management is currently reviewing multiple financing proposals to refinance the outstanding debt.

Chief Technology Officer (CTO) Compensation

In September 2025, the Company issued 250,000 restricted common shares to Baocorp, Inc., the designee of Antonio Oliveira, in consideration for services as the Company’s Chief Technology Officer. The shares will vest monthly over a 36-month period.

Series A Preferred Stock Designation

On September 8, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of Nevada to establish its Series A Preferred Stock. The Certificate authorized the issuance of up to 10,000 shares of Series A Preferred Stock, par value $0.001 per share, each with a stated value of $1.00 per share, subject to adjustment as provided therein. Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 10% per annum, payable quarterly on January 1, April 1, July 1, and October 1, in cash or, at the holder’s election, by accretion to the stated value. Each share carries 500 votes on all matters submitted to stockholders.

No other material subsequent events were identified that would require adjustment to, or disclosure in, the accompanying financial statements.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”)and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO / CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO/CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of June 30, 2024. The principal basis for this conclusion is (i) failure to engage sufficient resources regarding our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Subsequent to our year end, our Board of Directors has established an Audit, Compensation and Governance Committees. While our Board is not yet large enough to have a full complement of independent directors, we believe we are substantially in compliance with regulatory requirements.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

Our directors and principal executive officers are as specified on the following table:

Name	Age	Position

Frank Horkey	69	President/ Director/ Chief Financial Officer
Michael Christiansen	67	Secretary/Treasurer/Director
Antonio Oliveira	38	Chief Technology Officer

Frank Horkey, our President, and Board Member.

Frank Horkey has been our President/Director since month/year and our Chief Financial Officer since month/year.  During the past forty years, Frank Horkey has been engaged as an auditor and a certified public accountant. Frank Horkey currently is the founder and manager of Horkey & Associates, which is a public accounting firm located in West Broward, Florida. In 1978, Mr. Horkey commenced his career with Touché Ross (which is now called Deloitte Touché), an international public accounting firm, in Miami, Florida. After three years, he started his own public accounting firm and through subsequent mergers was a partner through 1991 in one of the largest accounting firms in western Broward County. Frank Horkey’s clients have included large corporations, small businesses, professionals, not-for-profit organizations, municipalities, and other governmental entities.  Frank Horkey was the audit partner on one of the pilot single audits performed on a large governmental unit in 1981 and was involved in the development and application of the single audit process with the Office of Management and Budget and the General Accounting Office.

Frank Horkey received a Bachelor of Science in Accounting from Florida Atlantic University in (year) and has been certified by the State of Florida as a Certified Public Accountant since April 1979. He is a member of the American Institute of Certified Public Accountants as well as the Florida Institute of Certified Public Accountants. He also holds the designation as Certified in Florida Sales Tax, a specialty designation awarded jointly by the Florida Board of Accountancy and the Florida Institute of Certified Public Accountants.

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

Michael Christiansen has been our Secretary/Treasurer and Board Member since July 2023.  He has more than twenty years of investment banking experience and is currently Senior Managing Director at Weild & Co., an independent network investment bank. He has previously served as Chief Financial Officer of Weild & Co. from 2016 to 2020 and served as Managing Director at West Park Capital and previously with Prudential Securities. His investment banking experience includes public and private equity transactions, mergers and acquisitions, and strategic advisory engagements with clients in enterprise technology, life sciences, consumer, and retailing and natural resources industries. As a senior investment banker, he has advised clients on over $2 billion in aggregate closed financing transactions.

Antonio Oliveira

Antonio Oliveira has been an Advisory Board Member and Chief Technology Officer since November 2024 and July 2025 respectively. He has over 15 years of experience in the crypto currency mining industry including large crypto currency mining and data center acquisition and development across several states. His long list of successes includes development of AI programs, secure network systems, advanced solutions for business growth and custom analytics.

CORPORATE GOVERANCE

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

Code of Ethics

During fiscal year 2024, we have adopted a comprehensive Code of Ethics and related Insider Trading Policy and Prohibitions that applied to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Director Independence

Our President and Chief Financial Officer, Frank Horkey, is not deemed independent director as he also holds positions as an officer. As of the date of this Annual Report, Michael Christiansen serves on the Company’s board of directors and Mr. Christiansen is deemed an independent member of the board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the fiscal years ended June 30, 2025, and June 30, 2024.

Name and Principal Position	Fiscal Years	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Horkey, President (Note 1)	2024	162,000	-	38,053	50,470	-	-	-	250,523
	2025	192,000		38,053	25,470				255,523
Michael Christiansen, Secretary/Treasurer (Note 2)	2024	12,000	-	38,053	25,470	-	-	-	75,523
	2025	12,000		38,053	25,470				75,523
John Bennet, Former Chief Financial Officer, served until August 2024 (Note 3)	2024	18,000	-	9,333	-	-	-	-	27,333
	2025	-	-	-	-	-	-	-	-
Antonio Oliveria Chief Technology Officer (Note 4)	2025	33,000	-	-	-	-	-	-	33,000

OUTSTANDING EQUITY AWARDS

Name	Number of Shares or Units of Stock	Market Value of Shares or Units ($)	Number of Unearned Shares, Units or Other Rights	Value of Unearned Shares, Units or Other Rights ($)
Frank Horkey (President)	250,000.00	114,160.00	-	-
Michael Christiansen (Secretary/Treasurer)	250,000.00	114,160.00	-	-
John Bennet (Former CFO, served until August 2024)	100,000.00	14,000.00	-	-
Antonio Oliveria (Chief Technology Officer)	-	-	-	-

All stock awards are valued at market on the day of the award.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any formal bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Note 1) On June 12, 2022, Frank Horkey received 350,000 shares for acting in the capacity of President and Director since his previous contract expired December 31, 2029. On June 12, 2022, the Company entered into a three-year contract with Frank Horkey, for his role as Officer and Director, and for consulting services to vet potential acquisition targets. Under this agreement, Frank Horkey is to receive $60,000 per year and 250,000 shares of restricted common stock and a warrant to purchase 250,000 shares of the Company’s restricted common stock at any time during the three-year period beginning on July 1, 2022, at a strike price of $1.50. Both the shares and warrants vest over three years for his services as Director and Officer. Frank Horkey also receives $3,000 per quarter as additional compensation for his service as Director and Officer. During the year ended June 30, 2025, all shares have been fully vested, and all warrants were converted, as part of a warrant redemption plan, into 62,500 shares of the Company’s restricted common shares each.

Note 2. On July 1, 2022, the Company entered into an agreement with Michael Christiansen, Secretary /Treasurer and Director. Mr. Christiansen received 250,000 shares of restricted common stock and a warrant to purchase 250,000 shares of the Company’s restricted common stock at any time during the three-year period beginning July 1, 2022, at a strike price of $1.50, both vesting over three years. Michael Christiansen also receives $3,000 per quarter as additional compensation for his service as Director and Officer. During the year ended June 30, 2025, all shares have been fully vested and all warrants were converted, as part of a warrant redemption plan, into 62,500 shares of the Company’s restricted common stock.

Note 3. On January 1, 2023, the Company entered into a two-year agreement with our accounting consultant, John Bennett to act as our Chief Financial officer (“CFO”). Mr. Bennett was tasked with providing financial oversight for a period of eighteen months. John Bennett’s compensation was 100,000 shares of the Company’s restricted common stock vesting over eighteen months. John Bennett also received $4,500 as compensation per quarter for his service as a CFO. His services concluded in August 2024, due to his passing.

Note 4. On April 1, 2025, the Company entered into an agreement with Antonio Oliveira, for his role as Chief Technology Officer. Under the agreement, Mr. Oliveira is to receive $120,000 per year and a one-time issuance of 250,000 shares of the Company’s restricted common stock vesting monthly over three years. Mr. Oliveira also receives $3,000 per quarter as additional compensation for his service on the Company’s Advisory Board.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of June 30, 2024.

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Officers and Directors	Frank Horkey	2,379,445 shares	9%
	10340SW 16th Pl.
	Davie, FL 33324

	Michael Christiansen	372,500 shares	1%
	2089 High Mesa Dr.
	Henderson, NV 89053

	Antonio Oliveira	912,500 shares	4%
	3550 NW 83rd Avenue Apt 705
	Doral, FL 33122

	All directors and named executive officers as a group (3)	3,664,445 shares	13%

Beneficial Owners 5% or Greater	Lazarus Asset Management LLC et al.	1,646,345 shares	6.50%
	9540 NW 10th St.
	Plantation, FL 33322

On September 9, 2020, Frank Horkey, who was President/CEO, Secretary/Treasurer/ CFO, and our director was issued 350,000 restricted common stock shares pursuant to that certain five-year Management Agreement, which commenced and was dated January 1, 2015, and expired December 30, 2019.  Frank Horkey received 350,000 restricted common stock shares for acting in the capacity of President and Director since his previous contract expired December 31, 2019 and, on July 1, 2022, Frank Horkey received 250,000 restricted common stock shares for  his three year board position vesting as follows: eighty-three thousand three hundred thirty-three (83,333) shares upon signing as of July 1, 2022; eighty three thousand three hundred thirty three (83,333) shares for year two to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter; and eighty three thousand three hundred thirty three (83,333) shares for year three to vest quarterly at the rate twenty thousand eight hundred thirty three (20,833) shares per quarter. All shares were deemed vested as of June 30, 2025.

On July 1, 2022, as compensation for serving on the Company’s Board of Directors, Michael Christiansen received 250,000 common stock shares  for his three year board position vesting  as follows: 83,333 shares upon signing as of July 1, 2022; 83,333 shares for year two to vest quarterly at the rate 20,833 shares per quarter; and 83,333 shares for year three to vest quarterly at the rate  of 20,833 shares per quarter. All shares were deemed vested as of June 30, 2025.

John Bennet received 50,000 shares for extending his consulting contract through fiscal year end 2023. On February 10, 2023, as incentive to accept the position of the Company’s Chief Financial Officer for the period of January 1, 2023- through the end of fiscal year 2024, John Bennet was awarded an additional 100,000restricted common stock shares that vest at 16,666 shares per quarter. All shares were deemed vested as of June 30, 2025.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2025, and June 30, 2024, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $53,858and $53,225, respectively.

Other Audit Fees

For the fiscal years ended June 30, 2025, and June 30, 2024, there were no fees billed for other audit fees.

Tax Fees

For the fiscal years ended June 30, 2025, and June 30, 2024, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

Included in Item 8

(b) Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on July 25, 2008
3.3	Bylaws, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011
23	Consent of Integritat CPA – Independent Registered Public Accounting Firm
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

TREX Acquisition Corp. a Nevada corporation

Date: October 31, 2025	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 31, 2025

By:	/s/ Frank Horkey
Frank Horkey
Its:	President

