Form 10-Q
period 2025-09-30
T-REX Acquisition Corp.
filed 2025-11-28
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT DATED SEPTEMBER 30, 2025, REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2025

or

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

As of November 28, 2025, there were 26,511,032 shares of the Registrant’s $0.0001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

Common

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(A Nevada Corporation)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

T-REX ACQUISITION CORP.

September 30, 2025

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	June 30, 2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$384	$49,733
Bitcoin held	-	17,502
Prepaid consulting	63,342	13,333
Prepaid expense	9,658	14,997
TOTAL CURRENT ASSETS	73,384	95,565

NON-CURRENT ASSETS:
Plant and equipment, net	587,425	588,361
Prepaid consulting	97,514	13,333
Other assets	85,196	77,069
TOTAL NON-CURRENT ASSETS	770,135	678,763

TOTAL ASSETS	$843,519	$774,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$49,868	$56,095
Due to related party- accrued compensation	591,415	508,163
Due to related party- advances	14,331	5,150
Note payable - unrelated parties	443,142	401,780
Interest payable - unrelated parties	30,005	12,997
Notes payable - related parties	334,366	304,366
Interest payable - related parties	17,882	9,391
Derivative liability	105,710	34,597
Deposit payable	-	-
TOTAL CURRENT LIABILITIES	1,586,719	1,332,539
NON-CURRENT LIABILITIES:
Stock subscription payable (liability)	$-	504,310
TOTAL NON-CURRENT LIABILITIES	-	504,310

TOTAL LIABILITIES	1,586,719	1,836,849

Commitments and contingencies (Note 10)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 0.0001 par value, authorized 350,000,000 shares and 26,511,032 and 25,067,479 issued and outstanding as of September30, 2025, and June 30, 2025, respectively	$2,651	$2,506
Series A Preferred stock, 0.001 par value, authorized 20,000,000 shares, 10,000 designated and 24,750 issued and outstanding as of September 30, 2025, and June 30, 2025., respectively	$2	-
Additional paid in capital	9,467,710	8,175,305
Stock subscription payable (equity)	-	319,018
Accumulated deficit	(10,213,563)	(9,559,350)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(743,200)	(1,062,521)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$843,519	$774,328

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30,
(Unaudited)

	2025	2024
REVENUE
Mining revenue	$7,923	$-
Realized gain (loss) on bitcoin held	1,335	-
Total revenues	9,258	-

Cost of goods sold
Depreciation & amortization	8,648	-
Electricity	20,424	-
Contract labor	10,800	-
Repairs and Maintenance	22,056	-
Total cost of goods sold	61,928	-

Gross Loss	(52,670)	-

Expenses
Transfer agent and filing fees	5,110	19,642
Professional fees	88,250	35,883
Management and consulting fees	380,951	154,751
Share based compensation	15,835	74,858
Administration fees	62,642	15,427
Total operating expenses	552,788	300,561

Loss from Operations	(605,458)	(300,561)

Other income (expense)
Interest expense	(25,770)	(11,254)
Gain (loss) on derivative liabilities	(31,113)	-
Capital credits income	8,127	-
Total other income (expense)	(48,756)	(11,254)

Loss Before Income Taxes	(654,214)	(311,815)

Less: Provision for Income Taxes	-	-

Net Loss	$(654,214)	$(311,815)

Basic and Dilutive Net Loss Per Share	$(0.03)	$(0.02)

Basic and Dilutive - Weighted average number of common shares outstanding	25,098,860	18,223,953

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
As of September 30, 2025
(Unaudited)

	Common Stock at Par $0.0001		Preferred Stock at Par $0.001		Additional	Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Subscription Payable	Accumulated Deficit	TOTAL

Balance June 30, 2024	18,223,953	$1,822	$-	$-	$5,899,164	$15,200	$(7,023,798)	$(1,107,612)

Shares issued for cash	1,290,000	129			849,871			850,000
Shares issued for purchase of intangible asset	600,000	60			199,940			200,000
Shares issued as incentives to note payable agreements - unrelated parties	329,905	33			98,178	(24,445)		73,766
Shares issued as incentives for note payable agreements - related parties	477,011	48			208,503	-		208,550
Shares issued for redemption of warrants	2,464,706	246			13,719	-		13,965
Shares issued for note payable conversion	247,307	25			135,791	-		135,816
Shares issued for services	1,434,597	143			455,318			455,462

Share issuance obligation for conversion of note payable						50,417		50,417
Share issuance obligation for services provided						10,845		10,845
Shares issuance obligation for note payable incentives - related parties						253,036		253,036
Share issuance obligation for exercised warrants						13,965		13,965

Warrants issued as noteholder incentives	-	-			180,271	-		180,271
Warrants issued as share-based compensation					134,549			134,549
								-
Net Loss							(2,535,552)	(2,535,552)

Balance June 30, 2025 (Audited)	25,067,479	$2,506	-	$-	$8,175,305	$319,018	$(9,559,350)	$(1,062,521)

Shares issued for note payable cancellation			2,475	2	504,307			504,309

Share issuance obligation for conversion of note payable - related parties	201,396	20			50,397	(50,417)		-
Shares issuance obligation for note payable incentives - related parties	431,657	43			254,593	(254,636)		-
Share issuance obligation for exercised warrants	28,500	3			13,962	(13,965)		-
Shares issued as stock-based compensation	250,000	25			150,000			150,025
Shares issued as incentives to note payable agreements - unrelated parties	100,000	10			59,990			60,000
Shares issued for services	432,000	43			259,156			259,199

Net Loss							(654,214)	(654,214)

Balance September 30, 2025 (Unaudited)	26,511,032	$2,650	2,475	$2	$9,467,710	$0	$(10,214,313)	$(743,200)

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net Income/ (Loss)	$(654,214)	$(311,815)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation expense	15,835	74,858
Capital credits income recognized	(8,127)
Depreciation & amortization	8,648	-
Consulting services paid in shares	199,200
Compensation paid in form of note payable	30,000
Loss (gain) on derivative liability	31,113
Loan cost - paid by share issuance	46,612	11,460
Legal costs - paid by share issuance	60,000
Debt issuance costs – warrants issued	-

Changes in assets and liabilities:
(Increase) decrease in assets
Bitcoin held	17,502
Prepaid expense	5,339
Other assets	-	(66,500)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(6,227)	1,884
Interest payable to third parties	17,008	3,504
Interest payable to related parties	8,491	(4,037)
Advances payable to related parties	9,181	(4,135)
Balances owed to related parties	83,252	93,225
Net cash used in operating activities	(136,387)	(201,556)

INVESTING ACTIVITIES:
Capital expenditures – CIP / building improvements	$(7,712)	$-
		-
Net cash used in investing activities	(7,712)	-

FINANCING ACTIVITIES:
Shares issued for cash	$-	$150,000
Repayment of convertible notes	(5,250)
Proceeds from issuance of note payable - unrelated parties	100,000	51,623
Net cash provided by financing activities	94,750	201,623
NET INCREASE/(DECREASE) IN CASH	(49,349)	67

CASH AT BEGINNING OF PERIOD	$49,733	$36

CASH AT END OF PERIOD	$384	$103

Supplemental Cashflow Information
Interest paid	$255	$-
Taxes paid	-	-

Supplemental Non-Cash Investing and Financing Activities
Shares issued for compensation to CTO.	150,025	-
Shares issued as inducement for note payable	100,000	-
Shares issued for related party note payable cancellation	504,310	-
Shares issued for the obligation earlier booked	319,018	-

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

•

Megalodon Mining and Electric LLC (“Megalodon”) was formed on July 1, 2022, in the State of Florida, to evaluate, acquire and develop data centres to fulfil its cryptocurrency hosting business model. On March 4, 2025, Megalodon acquired a data center and co-location facility in Orofino, Idaho. The co-location hosting business model offers third party crypto miners support to operate mining operations without purchasing a facility of their own. For a monthly fee, the Company offers lower cost electricity and operational support staff.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America of ("U.S. GAAP") as found in the Accounting Standards Codification ("ASC”), and the Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB") and are expressed in US Dollars. The consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company's quarterly filing in its Form 10-Q filing under the Securities Exchange Commission.

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

Principles of Consolidation

As of September 30, 2025, the accounts include those of the Company and its 100% owned subsidiaries, T-REX Merger Sub, Raptor Mining LLC Megalodon Mining and Electric LLC, Sabretooth Mining Contatiners LLC and Deinodon LLC. All intercompany transactions have been eliminated.

Business segments

The Company follows ASC 280, Segment Reporting, in identifying, reporting, and measuring its operating segments. Segment information reflects information the financial data utilized by the Chief Operating Decision Maker (“CODM”) in assessing performances and allocating resources. The accounting principles applied to develop segments results are consistent with those used in the preparation of the Company’s consolidated financial statement. Intercompany transactions and balances are eliminated in consolidation, and expenses that are not directly attributable to a specific segment are recorded within the Holding segment unless otherwise supported.

The Company uses the “management approach” to identify its reportable segments. This approach is based on the internal organizational structure used by management for making operational decisions and assessing the performance of the business. Under this approach, the Company has determined that it operates through four reportable segments.

The Holding segment, represented by T-Rex Acquisition Corp., seeks business opportunities to sustain and expand operations. This segment serves as the primary source of financing for the Company, and all major corporate expenses are processed through it. The Mining segment includes the Company’s bitcoin mining operations. It holds the mining-related assets and generates revenue through the receipt of Bitcoin rewards earned from mining activities. The Hosting segment generates revenue by providing third-party hosting services at the Company’s Orofino facility. This segment holds the assets related to the facility and incurs all associated operational expenses. The Software Services segment consists of the entity that focuses on operations and services that can be achieved with state-of-the-art software platform for its industry. The Company plans to utilize this platform to support future business initiatives.

Segmented Information- Statements of Operations
FY 2026	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Revenue and other income:
Mining revenue	$-	$7,923	$-	$-	$7,923
Realized gain (loss) on sale/exchange of bitcoin	-	1,335	-	-	1,335
Hosting revenue	-	-	5,000	-	5,000
Capital Credits	-	-	8,127	-	8,127
Intersegment sales revenue	-	-	(5,000)	-	(5,000)
	-	9,258	8,127	-	17,385
Expenses
Cost of sales	$-	$5,000	$53,280	$-	$58,280
Depreciation and Amortization	-	-	8,648	-	8,648
Transfer agent and filing fees	5,110	-	-	-	5,110
Professional fees	88,250	-	-	-	88,250
Management and consulting fees	350,951	-	30,000	-	380,951
Share based compensation	15,835	-	-	-	15,835
Administration Fees	55,478	17	7,146	-	62,642
Interest expense	5,472	-	20,298	-	25,770
Gain (Loss) on derivative liabilities	31,113	-	-	-	31,113
Intersegment Expenses	-	-	(5,000)	-	(5,000)
Net Income (loss) before income taxes	$(552,209)	$4,241	$(106,245)	$-	$(654,214)

Segmented Information- Balance Sheets
FY 2026	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Total assets	$1,188,005	$118,765	$633,732	$(125)	$1,940,377

Less: intersegment eliminations	(886,569)	(45,164)	(165,125)	-	(1,096,858)
Total assets	$301,436	$73,601	$468,607	$(125)	$843,519

Total liabilities	$899,853	$718,993	$854,731	$210,000	$2,683,577
					-
Less: intersegment eliminations	(145,568)	(598,221)	(143,069)	(210,000)	(1,096,858)
Total liabilities	$754,285	$120,772	$711,662	$-	$1,586,719

Segmented Information- Statements of Operations
FY 2025	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Revenue and other income:
Mining revenue	$-	$15,701	$-	$-	$15,701
Realized gain (loss) on sale/exchange of bitcoin	-	1,801	-	-	1,801
Hosting revenue	-	-	51,909	-	51,909
Intersegment sales revenue	-	-	(37,021)	-	(37,021)
	-	17,502	14,888	-	32,390
Expenses
Cost of sales	$-	$37,021	$67,930	$-	$104,952
Depreciation and Amortization	-	22,700	10,462	17,500	50,662
Loss on impairment of intangible asset (software)	-	-	-	192,500	192,500
Transfer agent and filing fees	24,383	-	-	-	24,383
Professional fees	197,370	-	-	-	197,370
Management and consulting fees	674,255	-	20,000	-	694,255
Share based compensation	322,547	-	-	-	322,547
Administration Fees	773,053	8,168	9,286	125	790,632
Interest expense	49,206	-	58,983	-	108,190
Gain (Loss) on derivative liabilities	119,471	-	-	-	119,471
Intersegment Expenses	-	-	(37,021)	-	(37,021)
Net Income (loss) before income taxes	$(2,160,285)	$(50,387)	$(114,754)	$(210,125)	$(2,535,552)

Segmented Information- Balance Sheets
FY 2025	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Total assets	$1,039,935	$109,553	$718,887	$(125)	$1,868,249

Less: intersegment eliminations	(886,569)	(45,164)	(162,188)	-	(1,093,921)
Total assets	$153,366	$64,389	$556,699	$(125)	$774,328

Total liabilities	$1,173,107	$713,993	$833,670	$210,000	$2,930,770
					-
Less: intersegment eliminations	(147,631)	(593,221)	(143,069)	(210,000)	(1,093,921)
Total liabilities	$1,025,476	$120,772	$690,601	$-	$1,836,849

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Fair Value Measurements as of September 30, 2025

	Level 1	Level 2	Level 3	Total
Assets
Bitcoin held	$-	$-	$-	$-
	$-	$-	$-	$-
Liabilities
Derivative liability	$-	$-	$105,710	$105,710
Note Payable (related parties)	-	-	334,366	334,366
Note Payable (unrelated parties)	-	-	443,142	443,142
	$-	$-	$777,508	$777,508

Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Bitcoin held	$17,502	$-	$-	$17,502
	$17,502	$-	$-	$17,502

Liabilities
Derivative liability	$-	$-	$34,597	$34,597
Note Payable (related parties)	-	-	304,366	304,366
Note Payable (unrelated parties)	-	-	401,780	401,780
	$-	$-	$706,146	$706,146

The Carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair value because of the short maturity of those instruments.

Disaggregated Revenue Disclosure

The Company’s customers or sources of revenue generation were only in Idaho, United States during the period ended September 30, 2025. Below is a table of revenue by type:

	For the period ended
Revenue Type	September 30, 2025	June 30, 2025
Mining Revenue	$7,923	$15,701
Hosting Revenue	-	14,888
Realized Gain or Loss on Bitcoin Held	1,335	1,801
Total revenue	$9,258	$32,390

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

The Company held no digital assets as of September 30, 2025. As of June 30, 2025, the Company held Bitcoin with a fair value of $17,502, which also represents its carrying amount. Fair value is determined using quoted prices in active markets (Level 1 input).

Plant and equipment - Crypto-currency machines

The rate at which the Company generates digital assets, and therefore consumes the economic benefits of its mining equipment, is influenced by several factors, including:

•	the complexity of the transaction verification process, driven by algorithms contained within the Bitcoin open-source protocol;

•	the general availability of global computer processing capacity (the Bitcoin network’s total hash rate); and

•	technological obsolescence caused by rapid advancements in mining hardware, with newer-generation models typically offering higher efficiency and lower operating costs.

The Company operates in an emerging industry with limited historical data to support estimates of the useful economic lives of specialized mining equipment. Mining equipment may become obsolete more rapidly than traditional equipment due to ongoing technological development and efficiency improvements. Plant and equipment, consisting primarily of mining equipment, are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Prior to fiscal year 2023, the Company used an estimated useful life of seven years for its mining machines. During the fiscal year ended June 30, 2023, management reassessed the useful life to one year, consistent with prevailing industry research and the rapid evolution of Bitcoin mining hardware. The revised useful life was applied prospectively beginning July 1, 2023. Management evaluates this estimate annually and will revise it as updated information becomes available.

In March 2025, the Company purchased its first datacenter/co-location facility in Orofino, Idaho. Of the $500,000 purchase price, approximately $22,700 was allocated to ASIC miners based on prevailing secondary-market pricing per tera hash. These miners were assigned a one-year useful life in accordance with the Company’s depreciation policy and were fully depreciated as of June 30, 2025.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment indicators are present, the Company compares the estimated future undiscounted cash flows expected to be generated by the asset group to its carrying value. If the carrying value exceeds the undiscounted cash flows, the asset is written down to fair value, and the resulting impairment loss is recognized in the condensed consolidated statements of operations.

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

The Company applies the ASC 606 model as follows:

•	Step 1: Contract/s are established via written service agreements with the mining pool.
•	Step 2: The primary performance obligation is to continuously perform calculations using mining equipment to solve algorithms and add blocks to the Bitcoin block chain network.
•	Step 3: The transaction price is the agreed number of Bitcoin awarded based on the mining pool agreement.
•	Step 4: The allocation of the transaction price is not applicable as it fully relates to the mining of Bitcoin, which is a single performance obligation.
•	Step 5: Revenue is recognized upon verification of transactions/ solving an algorithm and adding the blocks to the Bitcoin block chain network.

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

Revenue from these services is recognized over time, as the performance obligation (continuous hosting access) is satisfied. Customers typically prepay a fixed estimated fee at the beginning of each month for that month’s services; charge adjustments and credits are applied at the end of each month based on actual charges. The hosting fee is determined based on the estimated miner’s kilowatt hours and period of use.

The Company applies the ASC 606 model as follows:

•	Step 1: Contracts are established via written service agreements.
•	Step 2: The primary performance obligation is continuous provision of hosting services.
•	Step 3: The transaction price is a single charge of kilowatt hours over time.
•	Step 4: The full transaction price is allocated to the hosting service obligation.
•	Step 5: Revenue is recognized rateably over time, using a time-based output method.

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

•

Consideration Payable to a Customer: The Company does not offer consideration payable to customers, such as rebates or incentives. Co-location contracts are typically long-term, and any service credits are applied as reductions to future monthly charges. At the contract’s termination, credits may be offset against final contract charges. Monthly billing estimates generally align closely with actual usage, resulting in minimal adjustments.

Stock based compensation.

The Company accounts for stock-based compensation in accordance with ASC Section 718 Compensation – Stock Compensation. Under the fair value recognition provisions of ASC 718 stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expensed ratably over the requisite service period/vesting period.

The Company accounts for share-based payments issued to non-employees in accordance with ASU 2018-07, Compensation-Stock Compensation (Topic 718). Improvements to Non-employee Share Based Payment Accounting, which requires non-employee awards to be measured at grant date fair value and recognized in a manner consistent with awards granted to employees. Accordingly, the Company applies ASC 718’s guidance for classification, measurement, and expense recognition to all equity-classified and liability-classified and liability -classified awards granted to non-employees.

Commitments and contingencies

The Company follows subtopic 450-20, Loss Contingencies, in evaluating and reporting contingencies. In accordance with this guidance, the Company records a liability for a loss contingency when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. Loss contingencies may arise from claims, assessments, litigation, fines, penalties, and other sources.

During the three-month ended September 30, 2025 the lender holding a lien on the Company’s Orofino, Idaho facility filed a notice of default and initiated foreclosure proceedings as a result of the Company’s default of the related note payable. Management is currently evaluating the potential impact of this matter. Refer to Note 10- Commitment and Contingencies for additional information, as well as Note 17 – Subsequent Events.

Related Party Disclosures

Under ASC 850 “Related Party Transactions” an entity or person is considered to be a “related party” if it has control, significant influence or is a key member of management personnel. A transaction is considered to be a related party transaction when there is a transfer of resources of obligations between related parties. The Company, in accordance with the standard ASC 850, presents disclosures about related party transactions and outstanding balances with related parties, see Note 9.

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

As of September 30, 2025, and June 30, 2025, there were outstanding warrants that could convert into 3,307,500 and 3,307,500 common shares, respectively and convertible notes that could be converted into 193,281 and 193,281 shares of common stock on September 30, 2025, and June 30, 2025, respectively. At the end of both periods, the potentially dilutive shares were excluded here because the effect would have been anti-dilutive.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features (such as conversion features) that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The Company had convertible notes with derivative values determined as $105,710 and $34,597 on September 30, 2025, and June 30. 2025, respectively, principally due to its stock price and volatility.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not-recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2016, and prior. Based on our evaluation of the transactions and events, the Company does not believe it has any material uncertain tax positions that require measurement. The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company incurred a loss for the fiscal years ended June 30, 2025, and 2024, and has not filed tax returns for either year or since its 2016 filings. The Company has not received any notifications from the IRS. Reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

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

Advertising Costs

Advertising costs are expensed as incurred in accordance with ASC 720-35, Advertising Costs. These costs are included in selling, general and administrative expenses on the consolidated statements of operations. Advertising expenses were $4,550 for fiscal year ended September 30, 2025, and $2,500 for the fiscal year ended June 30, 2025.

Equity/Shares Capital

The Company accounts for equity transactions in accordance with ASC 505, Equity. Common stock and preferred stock are recorded at par value, with any proceeds received in excess of par value reflected in additional paid-in capital. Equity issuance costs are recorded as a reduction of additional paid-in capital. Shares issued for services or other non-cash consideration are measured at the fair value of the equity instruments issued on the grant date, or the fair value of the services received, whichever is more reliably measurable.

As of September 30, 2025, the Company is authorized to issue 350,000,000 shares of common stock, par value $0.0001 per share, with 26,511,032 shares issued and outstanding, compared to 25,067,479 shares issued and outstanding as of June 30, 2025.

On September 8, 2025, the Company designated 10,000 shares of Series A Preferred Stock, par value $0.001 per share. As of September 30, 2025, 24,750 shares of Series A Preferred Stock were issued and outstanding; no preferred shares were issued or outstanding as of June 30, 2025.

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

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has incurred significant operating losses since its inception. For the year ended September 30, 2025, the Company had a net loss of $654,214 And has an accumulated deficit of $10,213,563, working capital deficit of $1,513,335 and cash balance of $384 as of September 30, 2025.

While the Company is attempting to resume and expand operations and generate increased revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. PRE-PAID CONSULTING

The Company issued restricted common stock to its directors and advisors as compensation for future services. Such shares are considered issued and outstanding at the grant date, and the related share-based compensation expense is recognized over the service period as the services are rendered. The portion of compensation not yet incurred is recorded as prepaid consulting expense. During the fiscal year ended June 30, 2025, the Company issued 390,667 restricted shares with an aggregate fair value of *82,376 and recognized $177,998 of share-based compensation expense. Two advisors were terminated during the year, resulting in the forfeiture of unvested shares with a fair value of $28,925. Accordingly, the prepaid consulting balance as of June 30, 2025, was $26,666.

On July 1, 2025, the Company granted an additional 250,000 restricted shares with an aggregate fair value of $150,025. For the three months ended September 30, 2025, the Company recognized $15,836 of share-based expense. As a result, the prepaid consulting balance as of September 30, 2025, was $97,514.

NOTE 5. OTHER ASSETS

As of September 30, 2025 and June 30, 2025, the Company maintained a refundable electricity deposit of $77,069 related to its Orofino, Idaho facility.

During the three months ended September 30, 2025, the Company received a capital credit allocation notice from local electrical cooperating totaling $8,127. Capital credits represent the Company’s proportionate share of the cooperative’s margin and as stated  by the cooperative. The full amount allocation is ultimately  refundable to the Company; however, repayment occurs over the long term through periodic capital credit reimbursements authorized at the  discretion of the cooperative’s Board of Directors,  based on the cooperative’s financial condition. Repayment of the allocated amount is guaranteed to members but is returned gradually over an extended period. As such, no fixed repayment schedule or interest rate is associated with these credits. The Company recognized the allocation as other income during the quarter and recorded the related receivable as a long-term asset, as repayment is not expected in the near term.

Accordingly, total other long-term assets as of September 30, 2025, were $85,196, consisting of $77,069 refundable deposit and $88,127.06 of its capital credits receivable.

NOTE 6. BITCOIN HELD

	September 30, 2025	June 30, 2025
Beginning balance	$-	$-
Increase
Value of bitcoin mined on the reward date	7,923	15,701
Realized gain (loss) on sale/exchange of bitcoin	1,335	1,801
	9,258	17,502
Decrease
Bitcoin used for operational expenses (Cost basis)	9,258	-

Ending balance	$-	$17,502

NOTE 7. PROPERTY PLANT & EQUIPMENT

Property and equipment are recorded at cost. Land is not depreciated. Buildings, building improvements, machinery and equipment, and furniture are depreciated using accelerated methods over their estimated useful lives. Maintenance and repair costs are expensed as incurred, while expenditures that improve or extend the useful lives of the related assets are capitalized. Gains or losses on disposals are recognized in operations. Construction in progress (“CIP”) represents capitalized costs for assets not yet placed into service and is not depreciated.

During fiscal 2024, the Company fully depreciated all cryptocurrency mining equipment previously deployed at Simple Mining in Iowa. In March 2025, the Company purchased a co-location facility and certain legacy crypto miners pursuant to an Asset Purchase Agreement with an unaffiliated third party for $500,000. A down payment of approximately $33,000 was made during fiscal 2024. The Company assumed costs for the operation of the facility in October 2024 as an additional consideration for purchase of the premises. From October 2024 through the closing date, the Company incurred approximately $93,000 of electricity, contract labor, and other costs, which were capitalized and allocated to land, building, and machinery and equipment.

During the three months ended September 30, 2025, the Company recorded additional building improvements of $1,063 and construction-in-progress additions of $6,648 related to ongoing enhancement activities at the Orofino facility.

	Estimated Life in years	September 30, 2025	June 30, 2025
Land- Orofino	N/A	$139,363	$139,363
Building- Orofino	30	285,727	285,727
Building Improvements- Orofino	7	27,801	26,837
Machinery & Equipment - Electrical Equipment	7	142,863	142,863
Machinery & Equipment - Tools	5	2,555	2,555
Machinery & Equipment - Miners	1	556,200	556,200
Computer Equipment	3	1,478	1,478
Construction in Progress	N/A	6,648	-
Fixed Asset, Gross		1,162,635	1,155,023

Less: Accumulated Depreciation		575,310	566,662

Fixed Asset, Net		587,325	588,361

Depreciation expense amounted to $8,648 for the three months ended September 30, 2025, and $33,162 for the fiscal year ended June 30, 2025, primarily related to building, building improvements, and equipment. CIP is not depreciated until the related assets are placed in service.

See NOTE 10.” COMMITMENTS AND CONTINGENCIES” regarding Liens related to the Orofino property.

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the three months ended September 30, 2025, the Company accrued amounts owed to vendors and other accrued expenses, which were comprised of the following:

	September 30, 2025	June 30, 2025
Vendor Payables
Marketing and promotional costs	$4,562	$4,562
SEC regulatory cost	1,033	2,263
Professional fees	15,508	17,508
Crypto operation costs	13,877	18,303
Other	2,411	2,482

Vendor Payables (related parties)
Expense reimbursement	12,478	4,978
Compensation	-	6,000

Accounts Payable & Accrued Liabilities	$49,868	$56,095

During the three months ended September 30, 2025, the Company’s trade payables were short term and due on demand. Approximately 52% of trade payables were outstanding for more than 90 days as of September 30, 2025, compared to approximately 25% outstanding for more than 90 days as of June 30, 2025. Though balances are excessively aged, the Company is not aware of any litigation or dispute requesting immediate payment.

NOTE 9.  RELATED PARTY TRANSACTIONS

Office space

For the three months ended September 30, 2025, the Company recorded $750 of rent expense for its executive, administrative, and operating offices located at 151 N. Nob Hill Road, Suite 402, Plantation, FL 33324, which the Company leases from its President, Frank Horkey, at a monthly rental cost of $250 under a related party lease agreement. The lease carries a 12-month term and was renewed through June 30, 2025. As of June 30, 2025, the Company has accrued $3,000 of rent expense in connection with this arrangement which is included in Accounts Payable and Accrued Expenses. The Company has determined that it cannot project if this facility will meet its operational needs in the near future (365 days or less), it is not deemed an ongoing lease agreement subject to ASC 842 and therefore only incurs the related monthly expense for usage,

Due to Related Parties-accrued compensation

During the three months ended September 30, 2025, the Company incurred management advisory fees of $15,000 payable to Squadron Marketing, an advisor to the Company. The amount owed to this advisor as of June 30,2025 was $227,000. During the year, The Company paid $9,000 in cash. As of September 30,2025, and June 30, 2025, the Company owed this advisor $233,000 and $227,000 respectively, for management advisory fees.

During the three months ended September 30, 2025, the Company incurred compensation expense of $151,751, primarily related to payments to key management personnel, including Frank Horkey (President and Chief Financial Officer) at $45,000 per quarter, Lazarus Asset Management LLC (Operations Manager) at $76,751 per quarter, and Antonio Oliveira (Chief Technology Officer) at $30,000 per quarter. Of the total compensation expense, $59,500 was paid in cash, and $30,000 was converted into a promissory note payable. As of September 30, 2025, and June 30, 2025, the Company owed compensation payable of $252,915 and $190,663, respectively.

During the three months ended September 30, 2025, the Company incurred board of director fees totaling $15,000. The board of directors includes Frank Horkey and Michael Christiansen. The advisory board consists of Timothy B. Ruggiero, Peter S. Chung and Antonio Oliveira. As of September 30, 2025, and June 30, 2025, the Company owed board of director/advisory board member fees of $105,500 and $90,500, respectively.

Notes Payable – Related Parties

Related parties notes payable consist of convertible and non-convertible notes payable with a principal balance on September 30, 2025, and June 30, 2025, of $334,366 and $304,366, respectively and accrued interest on September 30, 2025 and June 30, 2025 of $18,632 and $9,361, respectively.

These notes do not require regular monthly payments, but rather they are to be settled by the maturity date if not converted.

Lazarus Asset Management LLC and Sparta Road Ltd. are related parties as these entities share key management / personnel (Timothy Ruggiero) with TREX.

On February 3, 2025, the Company issued Frank Horkey (“Horkey”) a $70,000 Senior Secured Convertible Promissory Note for cash proceeds, bearing interest at 10% per annum and maturing on April 4, 2025. On April 5, 2025, the note was extended to a new maturity date of April 5, 2026, and the accrued interest of $1,151 was added to the principal balance, increasing the total to $71,151. The Company subsequently made a payment of $10,000. As of September 30, 2025, the Note had a in a principal balance of $61,151 and accrued interest of $2,112, compared to a principal balance of $61,151 and accrued interest of $848 as of June 30, 2025.

On March 5, 2025, the Company issued Frank Horkey (“Horkey”) a $35,000 Senior Secured Convertible Promissory Note for cash proceeds, bearing interest at 10% per annum and maturing on May 4, 2025. On May 5, 2025, the note was extended to a new maturity date of June 5, 2026, and the accrued interest of $585 was added to the principal balance, increasing the total to $35,585. As of September 30, 2025, the principal balance was $35,585 and accrued interest was $1,468, compared to a principal balance of $35,585 and accrued interest of $539 as of June 30, 2025.

On March 5, 2025, the Company issued Frank Horkey (“Horkey”) a $207,630 Senior Secured Convertible Promissory Note bearing interest at 12% per annum and maturing on March 5, 2026, for funds advanced by Horkey to purchase the Company’s Orofino, Idaho facility. The note is secured by a second lien on the Orofino property, as evidenced by a Deed of Trust, and may be prepaid at any time without penalty. As of September 30, 2025, the principal balance was $207,630 and accrued interest was $14,032, compared to a principal balance of $207,630 and accrued interest of $8,004 as June 30, 2025.

On September 30, 2025, as compensation for management services the Company issued Lazarus a $15,000 Secured Promissory Note, with an interest rate of 10% per annum, and a maturity date of June 29, 2026. The principal balance on September 30, 2025, was $15,000 and the accrued interest was $0.

On September 30, 2025, as compensation for management services the Company issued Frank Horkey a $15,000 Secured Promissory Note, with an interest rate of 10% per annum, and a maturity date of June 29, 2026. The principal balance on September 30, 2025, was $15,000 and the accrued interest was $0.

Other Related Party Debt

In addition to notes payable owed to related parted parties, various officers advanced funds for operating expenses. These amounts are reported on the balance sheet as “Due to related party -advances” on September 30, 2025, and June 30, 2025, in amount of $14,331 and $5,150, respectively. The amounts owed are non-interest bearing, unsecured, and are due on demand.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal contingencies

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of business. Management is not aware of any pending, threatened or asserted claims other than a Notice of Default filed on September 24, 2025, by the Holder of the first mortgage of hon the Orofino property. See “Note 10 – Related Party Transactions”, “Note 12. Notes Payable Unrelated Third Parties”, and “Note 17. Subsequent Events” for additional details.

Power Supply Agreement

On October 20, 2024, the Company entered into a power supply agreement with Clearwater Power Company (“Clearwater”) for the provision of electric power and facilities to support the Company’s cryptocurrency mining operations in Orofino, Idaho. In accordance with the terms of the agreement, the Company deposited $77,089 with Clearwater as a non-interest-bearing security deposit. The deposit will remain on account for the durations of the service arrangement and is refundable.

Mortgages Secured by Orofino Facility

The related-party and unrelated third-party mortgages entered into on March 5, 2025, in connection with the acquisition of the Company’s Orofino facility are secured by two liens. One lien relates to a $207,630 note payable to Frank Horkey, and the other relates to a $267,555 note payable to the seller of the Orofino facility.  The $267,555 note went into default upon nonpayment at maturity, and a Notice of Default was filed on September 24, 2025. See “Note 10 – Related Party Transactions, “Note 12 – Notes Payable – Unrelated Parties”, and “Note 17 – Subsequent Events” for additional information.

NOTE 11. NOTES PAYABLE- UNRELATED THIRD PARTIES

Unrelated parties’ notes payable consists of convertible and non-convertible notes payable with a principal balance on September 30, 2025, June 20, 2025, of $443,142 and $401,780, respectively and accrued interest on September 30, 2024, and June 30, 2025, of $30,005, and $12,997, respectively

These notes do not require regular monthly payments, but rather they are to be settled by the maturity date if not converted.

(a) Convertible Note Payable - Unrelated Parties

On July 1, 2024, the Company issued a private investor a $5,000 180-day Secured Convertible Promissory Note bearing interest at 10% per annum, convertible at $0.50 per share. In connection with the issuance, the Company granted 5,000 restricted common shares and a warrant to purchase 10,000 common shares at $0.75 per share.    The Note, originally maturing on December 31, 2024, was extended to June 30, 2025, in exchange for an additional 5,250 restricted common shares and a warrant to purchase 10,500 common shares at $0.75 per share. On March 27, 2025, all warrants were exercised on a cashless basis, resulting in the issuance of 13,725 restricted common shares and the retirement of the warrants. On June 30, 2025, th3 Company issued the remaining 10,500 restricted common shares related to the extension. On June 30, 2025, the Company issued the remaining 10,500 restricted common shares related to the extension. The Note’s outstanding principal of $5,250 and accrued interest of $255 were fully paid during the quarter ended September 30, 2025, and no balance remained outstanding as of September 30, 2025.

On September 29, 2023, the Company issued a private investor a $25,000 180-day Senior Secured Convertible Promissory Note, with an interest rate of 10%, convertible at $0.50 per share the lender’s discretion. The Note’s maturity date was March 27, 2024. As further inducement, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $0.75 per share, any time prior to October 2, 2026, the warrant expiration date. On April 2, 2024, the note was extended for 180 days, and as inducement for extension, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $0.75 per share, any time prior to April 2, 2027. On October 4, 2024, the note was extended again for 180 days, and as inducement for extension, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $1.5 per share, any time prior to October 4, 2027. On January 1, 2025, the Company issued 75,000 restricted common stock shares which were obligated to issue as inducement in the note agreement. Further, all three warrants were redeemed through a cashless redemption on March 27, 2025, into 57,500 shares of the Company’s restricted common stock and were retired. On April 4, 2025, the note was extended again for 180 days, without any inducement, with maturity date of October 1, 2025. On June 30, 2025, the Company issued 108,031 restricted common stock shares which were obligated to issue as inducement in the note agreement. The principal balance owed on September 30, 2025, and June 30, 2025, was $25,000. The note’s accrued interest on September 30, 2025, and June 30, 2025, was $1,257 and $625, respectively.

On July 1, 2024, the Company issued to a private investor a $36,624 180-day Secured Convertible Promissory Note bearing an interest rate of 10% per annum, which may be converted at $0.50 per share at the lender’s discretion. The Note’s maturity date is March 31, 2025. As further inducement to purchase this Note, the Company agreed to issue 36,624 restricted common stock shares and a warrant to purchase 73,248 shares of common stock exercisable at $0.75 per share, prior to June 30, 2027. The company issued 36,624 shares restricted common stock on January 1, 2025. This note was renewed on January 10, 2025, and the investor advanced another $15,000, so together with accrued interest the new face was $52,529 and is due March 31, 2025. In addition, as further inducement to renew the note, the Company agreed to issue 52,529 restricted common stock shares and a warrant to purchase 105,238 shares of common stock exercisable at $0.75 per share, prior to January 10, 2028. The warrants were redeemed through a cashless redemption on March 27, 2025, into 107,502 shares of the Company’s restricted common stock and were retired. On April 10, 2025, the note was extended again for 112 days, without any inducement, with maturity date of July 31, 2025.  On September 1, 2025, the Note was again extended for an additional 45 days, also without inducement. On September 30, 2025, the principal balance owed on September 30, 2025, was $53,842. and accrued interest was $2,393, compared to a principal balance of $53,842 and accrued interest of $1,196 as of June 30, 2025.

On January 9, 2025, the Company issued to a private investor a $10,000 Senior Secured Convertible Promissory Note bearing interest at 10% per annum and maturing on April 9, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 10,000 restricted shares of common stock and a warrant to purchase 20,000 shares of common stock at an exercise price of $0.75 per share, exercisable any time prior to January 9, 2028. On April 10, 2025, the note was extended to a new maturity date of October 7, 2025, with no additional inducements granted. On June 30, 2025, the Company issued 10,000 restricted common stock shares which were obligated to issue as inducement in the note agreement. As of September 30, 2025, the principal balance was $10,000 and accrued interest was $711, compared to a principal balance of $10,000 and accrued interest of $472 as of June 30, 2025.

On August 29, 2025, the Company issued to a private investor a $10,000 Convertible Promissory Note bearing interest at 15% per annum and maturing on October 28, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 10,000 restricted shares of common stock. On September 29, 2025, the Company issued 10,000 restricted shares of common stock which were obligated to issue as inducement in the note agreement. As of September 30, 2025, the principal balance was $10,000 and accrued interest was $133.

On September 10, 2025, the Company issued to a private investor a $10,000 Convertible Promissory Note bearing interest at 10% per annum and maturing on September 10, 2026. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 10,000 restricted shares of common stock. On September 29, 2025, the Company issued 10,000 restricted shares of common stock which were obligated to issue as inducement in the note agreement. As of September 30, 2025, the principal balance was $10,000 and accrued interest was $83.

On August 29, 2025, the Company issued to a private investor a $20,000 Convertible Promissory Note bearing interest at 15% per annum and maturing on October 28, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 20,000 restricted shares of common stock. On September 29, 2025, the Company issued 20,000 restricted shares of common stock which were obligated to issue as inducement in the note agreement. As of September 30, 2025, the principal balance was $20,000 and accrued interest was $263.

On September 5, 2025, the Company issued to a private investor a $10,000 Convertible Promissory Note bearing interest at 15% per annum and maturing on November 4, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 10,000 restricted shares of common stock. On September 29, 2025, the Company issued 10,000 restricted shares of common stock which were obligated to issue as inducement in the note agreement. As of September 30, 2025, the principal balance was $10,000 and accrued interest was $103.

On August 29, 2025, the Company issued to a private investor a $50,000 Convertible Promissory Note bearing interest at 15% per annum and maturing on October 28, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 50,000 restricted shares of common stock. On September 29, 2025, the Company issued 10,000 restricted shares of common stock which were obligated to issue as inducement in the note agreement. As of September 30, 2025, the principal balance was $10,000 and accrued interest was $667.

See due to Note 9 “Related Parties Transactions” for additional senior secured convertible promissory notes issuances.

(b) Note Payable – Unrelated Parties

On March 5, 2025, the Company issued to the seller of the Orofino facility a $267,555 Secured Promissory Note bearing interest at 8% per annum and maturing on May 15, 2025. The note is secured by a first lien on the Orofino, Idaho property pursuant to a Deed of Trust. Under the terms of the agreement, upon default, the interest rate increases to 18% per annum, and a 15% late charge is applied to the outstanding principal. As the Company did not remit payment within ten days of the maturity date, the note went into default on May 25, 2025, and a late charge of $40,133 was added to the principal balance. The beneficiary filed a Notice of Default on September 24, 2025, under the Deed of Trust in Clearwater County, Idaho. As of September 30, 2025, the principal balance was $307,688 and accrued interest was $24,414.

NOTE 12. DERIVATIVE LIABILITIES

The Company has certain convertible notes outstanding that require evaluation and recognition as derivative liabilities. As of September 30, 2025,  the derivative liability totalled $105,710.  As of June 30, 2025, the derivative liability was $34,597, principally related to convertible notes issued in 2025.

For the period ended September 30, 2025, the Company recorded a loss of $17,330 related to the change in fair value of derivative liabilities.

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

Input	Weighted Avg. at Inception Date	Weighted Avg. on September 30, 2025	Weighted Avg. on June 30, 2025
Stock price	$0.35	$0.60	$0.60
Exercise price (conversion price)	$0.50	$0.50	$0.50
Risk-free interest rate	4.37%	3.89%	4.29%
Expected term (years)	0.50	0.28	0.50
Expected volatility	134.80%	192.91%	75.94%
Dividend yield	0%	0%	0%

The following table summarizes the changes in derivative liability:

Description	September 30, 2025	June 30, 2025
Derivative Liability beginning balance	34,597	-
Initial recognition of derivatives	55,754	85,374
Change in fair value	17,330	34,096
Settlements/conversions	(1,971)	(84,874)
Derivative Liability ending balance	105,710	34,597

NOTE 13. COMMON STOCK

Frank Horkey received 350,000 restricted common stock shares as the Company’s President and Director since his previous contract expired on December 31, 2019 and, on July 1, 2022, he received 250,000 restricted common stock shares or his three year board position vesting, as follows: 83,333 shares upon signing as of July 1, 2022; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; and 20,833 shares vest quarterly for the period ended June 30, 2025. All shares were fully vested at June 30, 2025.

On July 1, 2022, Michael Christiansen received 250,000 restricted common stock shares for his three-year board position vesting, as follows: 83,333 shares upon signing as of July 1, 2022; 20,833 shares vest quarterly the period ended June 30, 2024; 20,833 shares vest quarterly for the fiscal year ended June 30, 2025. All shares were fully vested at June 30, 2025.

On July 1, 2022, Squadron Marketing LLC received 250,000 restricted common stock shares for acting on the Company’s Advisory Board for fiscal 2023 through 2025, vesting as follows: 83,333 shares upon signing as of July 1, 2022; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833 shares vest quarterly for the fiscal year ended September 30, 2025. All shares were fully vested at June 30, 2025.

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

On September 25, 2024, a private investor purchased 150,000 restricted common stock shares for $150,000. In addition, the investor received a warrant to purchase 150,000 shares of the Company’s common stock for a period of three years exercisable at $1.50 per share prior to September 25, 2027. These shares were issued on January 1, 2025. The warrant was redeemed through a cashless exercise on March 27, 2025, into 67,500 shares of the Company’s restricted common stock.

On October 5, 2024, a private investor purchased 100,000 restricted common stock shares for $100,000. In addition, the investor received a warrant to purchase 100,000 shares of the Company’s common stock for a period of three years exercisable at $1.50 per share prior to October 5, 2027. These shares were issued on January 1, 2025. The warrant was redeemed through a cashless exercise on March 27, 2025, into 25,000 shares of the Company’s restricted common stock.

On October 11, 2024, a private investor purchased 100,000 restricted common stock shares for $100,000. In addition, the investor received a warrant to purchase 100,000 common stock shares for a period of three years exercisable at $1.50 per share prior to October 11, 2027. These shares were issued on January 1, 2025. The warrant was redeemed through a cashless exercise on March 27, 2025, into 25,000 shares of the Company’s restricted common stock.

On October 15, 2024, a private investor purchased 50,000 restricted common stock shares for $50,000. In addition, the investor received a warrant to purchase 50,000 common stock shares for a period of three years exercisable at $1.50 per share prior to October 15, 2027, which shares were issued on January 1, 2025. The warrant was redeemed through a cashless exercise on March 27, 2025, into 12,500 restricted common stock shares.

On December 6, 2023, the Company agreed to sell to a private investor, 20,000 Units at a price of $0.75 per Unit and received $15,000 recorded as deposit payable. The 15,000 shares were issued on January 1, 2025.

On January 1, 2025, Frank Horkey received 300,000 restricted common stock shares as settlement of his advisory fees of $105,000 owed to him.

On January 1, 2025, Peter Chung through Squadron Marketing LLC received 471,429 restricted common shares as settlement for advisory fees of $165,000 owed to him.

On January 1, 2025, Frank Horkey, Michael Christiansen and Peter Chung received 60,000 restricted common stock shares each as settlement for their director fees of $21,000 owed to them.

On July 1, 2024, Matthew Cohen received 250,000 restricted common stock shares for serving on the Company’s Board of Directors for fiscal 2024 through 2027. Vesting as follows: twenty thousand eight hundred thirty-four (20,834) shares vest quarterly beginning July 1, 2024. He also received a warrant to purchase 250,000 shares of the Company’s restricted common stock shares that could be exercised at any time prior to July 1, 2027, at an exercise price of $1.50, vesting as follows: 20,834 warrants vest quarterly beginning July 1, 2024. On December 20, 2024, Matthew Cohen resigned from his position as a member of our Board of Directors. The shares and warrants vest through the date of resignation were 41,667 shares and 41,667 warrants. On January 1, 2025, the Company issued 41,667 restricted common stock shares and redeemed the warrant through a cashless exercise redemption into 10,417 restricted common stock shares.

On July 1, 2024, Antonio Oliveira received 250,000 shares for serving on the Company’s Advisory Board for fiscal 2024 through 2027, vesting as follows: 20,834 shares vest quarterly beginning July 1, 2024. He also received a warrant to purchase 250,000 restricted common stock shares at any time prior to July 1, 2027, at an exercise price of $1.50 vesting on the same schedule. On July 1, 2025, the Company issued 250,000 restricted common stock shares for future services and on March 27, 2025, Antonio Oliveira redeemed the warrant through cashless redemption into 62,500 restricted common stock shares.

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

On January 1, 2025, the Company entered into a service agreement with Aubyn Honeysett to manage its colocation facility in Orofino, Idaho. Under the terms of the agreement, Ms. Honeysett was awarded 24,000 restricted common stock shares, which were scheduled to vest ratably at 667 shares per month over a 36-month term, subject to her continued service with the Company. On March 31, 2025, the Company issued all 24,000 shares in advance of the vesting schedule. Ms. Honeysett’s services were terminated on May 23, 2025, and as of June 30, 2025, the unvested portion of 19,999 shares was forfeited and deemed authorized shares note issued or outstanding.

On January 1, 2025, the Company entered into a service agreement with Bryce Greenfield in connection with his role managing the Company’s co-location facility in Orofino, Idaho. Under the terms of the agreement, Mr. Greenfield was granted 75,000 restricted common stock shares, which were scheduled to be vested in equal monthly installments of 2,083 shares over a 36-month period, subject to his continued service with the Company. On March 31, 2025, the Company issued all 75,000 shares in advance of the vesting schedule. Mr. Greenfield’s services were terminated on May 23, 2025, and as of June 30, 2025, the unvested portion of 62,500 shares was forfeited and deemed authorized shares note issued or outstanding.

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

On June 25, 2025, the Company’s legal counsel was awarded 100,000 restricted common stock shares in recognition of exemplary legal services rendered to the Company during the fiscal year ended June 30, 2025 which was valued at $60,100.

On July 1, 2025, the Company approved a stock-based compensation arrangement for its Chief Technology Officer, Antonio Oliveira, consisting of 250,000 restricted common shares for services to be provided from fiscal 2025 through fiscal 2028, vesting 20,834 shares quarterly beginning July 1, 2025. On September 29, 2025, the Company issued 250,000 restricted common shares in connection with this arrangement.

On September 29, 2025, the Company issued 661,553 common shares to New Hudson Properties LLC, a related party, to settle the stock subscription liability of $319,018 for Lazarus Asset Management LLC recorded as of June 30, 2025, related to note conversions, note inducement shares, and warrants previously exercised on a cashless basis.

On September 29, 2025, the Company issued 132,000 restricted common shares to Joseph Womack pursuant to a release agreement from his arrangement to provide advisory services. The issuance was valued at $79,200.

On September 29, 2025, the Company issued 100,000 restricted common shares to its legal counsel as compensation for legal services valued at $60,000 rendered during the three months ended September 30, 2025.

On September 29, 2025, the Company issued 200,000 restricted common shares to a third-party consultant as compensation for services related to introducing the Company to potential investors. The issuance was valued at $120,000.

NOTE 14. PREFERRED STOCK

On September 8, 2025, the Company filed a Certificate of Designation with the Secretary of State of Nevada authorizing 10,000 shares of Series A Preferred Stock, par value $0.001 per share, and establishing the rights and preferences of the class. The Series A Preferred Stock carries a stated value of $1.00 per share, subject to adjustment as set forth in the designation.

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at 10% per annum, payable quarterly within 30 days of January 1, April 1, July 1 and October 1. Dividends may be paid in cash or, at the option of the holder, accreted to and increase the stated value of the shares. No dividends had accrued or were payable as of September 30, 2025.

Each Series A Preferred share entitles the holder to 500 votes per share on all matters submitted to a vote of stockholders.

Upon liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock are entitled to receive, prior to distributions to holders of junior securities, an amount equal to the par value plus any accumulated dividends or other amounts then due. If available assets are insufficient to pay these amounts in full, distributions will be made pro rata among preferred holders.

The Series A Preferred Stock is convertible at any time after issuance into shares of the Company’s common stock at a conversion rate of 500 common shares for each preferred share, subject to standard anti-dilution adjustments. Conversions are limited to the extent that a holder (together with affiliates) would beneficially own more than 4.99% of the Company’s outstanding common stock.

On September 29, 2025, the Board of Directors approved the issuance of 1,368 shares of Series A Preferred Stock to Frank Horkey in exchange for cancelation of $239,571 of related-party notes and accrued interest, and 1,107 shares of Series A Preferred Stock to Timothy Ruggiero (or his assigns) in exchange for cancelation of $193,654 of related-party notes and accrued interest. These issuances were recorded at the fair value of the consideration transferred, in accordance with ASC 470 and ASC 480.

As of September 30, 2025, there were 2,475 shares of Series A Preferred Stock issued and outstanding. As of June 30, 2025, no Series A Preferred shares were issued or outstanding.

NOTE 15. WARRANTS

Warrants Issued for Investment

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

On March 24, 2023, in connection with a $50,000 convertible promissory note issued to a private investor, the Company granted a warrant to purchase 100,000 shares of restricted common stock at an exercise price of $0.75 per share. The warrant became exercisable upon issuance and expires on March 24, 2026.

See “Note 11. NOTES PAYABLE- UNRELATED THIRD PARTIES”, Note Payable section for details on convertible promissory notes issued with warrants on January 9, 2025.

Certain of the shares and warrants noted above were issued to Board Members, Advisory Board Members and Consultants for services to be rendered for periods subsequent to June 30, 2025. Amounts related to shares issued as compensation for services not yet performed are treated as prepaid consulting (current and non-current). Compensation expense would be incurred in subsequent periods as services are provided in accordance with the respective agreement.

The following are changes and balances for common share equivalent due to outstanding warrants:

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price

Outstanding June 30, 2024		8,999,089	$0.91	8,665,756	$0.88
Additions	Granted	1,969,831	1.50	2,094,831	1.50
Additions	Granted	895,939	0.75	895,939	0.75
Additions	Granted	60,000	0.01	60,000	0.01

Cancellations	Cancelled	(457,500)	0.75	(457,500)	0.75
Cancellations	Cancelled	208,333)	1.50	-	1.50

Exercised	Exercised	(5,669,506)	1.50	(5,669,506)	1.50
Exercised	Exercised	(2,157,390)	0.75	(2,157,390)	0.75
Exercised	Exercised	(120,000)	0.01	(120,000)	0.01
	Adjustment	(4,630)	1.50	(4,630)	1.50
Outstanding June 30, 2025		3,307,500	$0.11	3,307,500	$0.11

Additions	Granted	-	-	-	-
Exercised	Exercised	-	-	-	-

Outstanding September 30, 2025		3,307,500	$0.11	3,307,500	$0.11

As of September 30, 2025, the weighted average remaining contractual life of the warrants was 1.40 years.

NOTE 16. INCOME TAXES

The components of income tax balances for the periods ended September 30, 2025, and June 30, 2025, are as follows:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	30-Sep-25	30-Jun-25
Net losses before taxes	$654,964	$2,535,552
Adjustments to arrive at taxable income/loss
Permanent differences:	(31,113)	(119,471)
Temporary differences:	-	-
Taxable loss/(Income)	623,851	2,416,081

Current Year Taxable income (loss)	623,851	2,416,081
NOL carried forward prior year (tax return)	9,439,879	7,023,798
NOL carried forward at period end	10,063,729	9,439,879

Deferred Tax Asset - Federal Rate (21%)	$2,113,383	$1,982,375
Deferred Tax Asset - State Rate (5.5%)	553,505	519,193
Total Deferred Tax Asset	2,666,888	2,501,568

Valuation Allowance	(2,666,888)	(2,501,568)
Deferred tax per books	-	-

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

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after the balance sheet date through the date through November 28, 2025, the date the financial statements were issued. The Company entered into the following material transactions requiring disclosure.

Facility- Disruption in Operation

On July 23, 2025, the Company’s data center located in Orofino, Idaho (the “Center”) had an incident which caused a disruption in operations. There was a dispute with contractors, certain miners and equipment were removed and there was damage to electrical distribution equipment and some infrastructure in the mining facility. The matter is under investigation. The issue led to the full impairment of the software and caused a temporary interruption in mining and co-location operations. An insurance claim was filed to obtain some coverage for this incident. On October 30, 2025, the Company received a settlement of $63,434. On November 17, 2025, the company resumed full operations.

Purchase Money Mortgage Maturity

The promissory note (the “Note”) secured by a Deed of Trust on the Orofino data center matured on May 15, 2025. The principal balance due at maturity was approximately $267,000. Including accrued interest, penalties, and late charges, the balance outstanding as of October 1, 2025, was approximately $325,000. On October 1, 2025, the Company was notified of a foreclosure action initiated by the Seller of the Orofino property. On October 6, 2025, the Company received a Notice of Trustee’s Sale related to the Orofino Facility. The notice schedules a foreclosure sale for February 10, 2026, and provides the Company with a 115-day period to cure the default and prevent foreclosure. Management intends to cure the outstanding balance and continues to operate the facility. The Company evaluated the facility for impairment and determined that its fair value exceeds its carrying amount; therefore, no impairment was recorded. The conditions leading to the foreclosure notice did not exist as of September 30, 2025; therefore, no adjustments were made to the financial statements.

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

RESULTS OF OPERATION

Quarter Ended September 30, 2025, Compared to Quarter Ended September 30, 2024

Revenue for the Quarter ended September 30, 2025, was $9,258 compared to $0 for the quarter ended September 30, 2024, an increase of $9,258 or 100%. The increase in revenues is primarily attributable to resumption of our mining operation as the Orofino facility.

Our net loss for the quarter ended September 30, 2025, was $654,214 compared to a net loss of $311,815 during the quarter ended September 30, 2024. The increase in the net loss is primarily attributable to a substantial increase  in stock issued for services.

During the three months ended September 30, 2025, we incurred operating expenses of $552,788 compared to $300,561 for the same period in 2024.  The increase in expenses was mainly due to a decrease in shares issued for services and an increase in management and consulting fees.

During the quarter ended September 30, 2025, we incurred interest expenses of $25,770 compared to $11,254 incurred during the quarter ended September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended September 30, 2025

As of September 30, 2025, our current assets were $73,384 and our current liabilities were $1,586,719, which resulted in a working capital deficit of $1,513,335.

Cash Flows from Operating Activities

For the three months ended September 30, 2025, net cash flows used in operating activities was $136,387 compared to $201,556 for the same period in 2024.

Cash Flows from Investing Activities

For the three months ended September 30, 2025, net cash flows used by investing activities was $7,712 and September 30 2024, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the three months ended September 30, 2025, net cash flows provided by financing activities were $94,750 compared to $201,623 for the same period in 2024.

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

MATERIAL COMMITMENTS

The Company, through its wholly owned subsidiary Raptor Mining, previously had contracts with two co-location cryptocurrency mining facilities. These facilities provided the Company with electricity and maintenance of our Crypto miner hardware. On March 8, 2025, the Company consolidated its mining operations to its Orofino Idaho facility.

Convertible Debentures

See due to related parties and notes payable section in Note 9 and Note 11.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company intends to secure an additional 275 latest generation ASIC 270 terrahache miners over the next ninetyy days. Pricing for ASIC miners is generally directly related to the price of bitcoin; as of the date of this filing, these particular ASIC miners cost between $5,200 and $5,800 per ASIC miner. Our planned purchase of these miners is subject to our financial ability to do so and/or to obtain equity financing to pay for the ASIC miners.

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

GOING CONCERN

As reflected in the accompanying financial statements, the Company incurred a net loss of $654,214 during the three months ended September 30, 2025, and had accumulated deficit of $10,213,563, and a working capital deficit of 1,513,335 as of September 30, 2025. While the Company is attempting to generate greater revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect and there is a substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues and raise capital.

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

Our Chief Executive Officer/Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer/Chief Financial Officer believes that, as of March 31, 2024, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently not involved in any legal proceedings which in the opinion of management are likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities.

On July 1, 2025, the Company approved a stock-based compensation arrangement for its Chief Technology Officer, Antonio Oliveira, consisting of 250,000 restricted common shares for services to be provided from fiscal 2025 through fiscal 2028, vesting 20,834 shares quarterly beginning July 1, 2025. On September 29, 2025, the Company issued 250,000 restricted common shares in connection with this arrangement.

On September 29, 2025, the Company issued 661,553 common shares to New Hudson Properties LLC, a related party, to settle the stock subscription liability for Lazarus Asset Management LLC recorded as of June 30, 2025, related to note conversions, note inducement shares, and warrants previously exercised on a cashless basis.

On September 29, 2025, the Company issued 132,000 restricted common shares to Joseph Womack pursuant to a release agreement for informal advisory services provided while he was being considered for a potential Board position.

On September 29, 2025, the Company issued 100,000 restricted common shares to its legal counsel as compensation for legal services rendered during fiscal year 2026.

On September 29, 2025, the Company issued 200,000 restricted common shares to a third-party consultant as compensation for services related to introducing the Company to potential investors.

On September 29, 2025, the Company issued 10,000 restricted shares of common stock to a private investor. These shares were issued as inducement equity pursuant to a financing agreement executed on August 29, 2025.

On September 29, 2025, the Company issued 10,000 restricted shares of common stock to a private investor. These shares were issued as inducement equity pursuant to a financing agreement executed on September 10, 2025.

On September 29, 2025, the Company issued 20,000 restricted shares of common stock to a private investor. These shares were issued as inducement equity pursuant to a financing agreement executed on August 29, 2025.

On September 29, 2025, the Company issued 10,000 restricted shares of common stock to a private investor. These shares were issued as inducement equity pursuant to a financing agreement executed on September 5, 2025.

On September 29, 2025, the Company issued 10,000 restricted shares of common stock to a private investor. These shares were issued as inducement equity pursuant to a financing agreement executed on August 29, 2025.

On September 29, 2025, the Board of Directors approved the issuance of 1,368 shares of Series A Preferred Stock to Frank Horkey in exchange for the cancellation of $239,571 of related-party notes and accrued interest previously recorded as a stock subscription liability as of June 30, 2025. The Board also approved the issuance of 1,107 shares of Series A Preferred Stock to Timothy Ruggiero (or his assigns) in exchange for the cancellation of $193,654 of related-party notes and accrued interest previously recorded as a stock subscription liability as of June 30, 2025.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q for the three months ended September 30, 2025) are filed herewith or incorporated herein by reference.

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

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Schema**
101.CAL	Inline XBRL Taxonomy Calculation Link base**
101.DEF	Inline XBRL Taxonomy Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Label Linkbase**
101.PRE	Inline XBRL Taxonomy Presentation Linkbase**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

T-REX Acquisition Corp. a Nevada corporation

Date: November 28, 2025	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

Date: November 28, 2025	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 28, 2025	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

