Form 10-Q
period 2025-12-31
T-REX Acquisition Corp.
filed 2026-02-23
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT DATED DECEMBER 31, 2025, REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended December 31, 2025

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

As of February 23, 2026, there were 27,154,508 shares of the Registrant’s $0.0001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

Common

T-REX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(A Nevada Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

T-REX ACQUISITION CORP.

December 31, 2025

TREX ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	June 30, 2025
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$1,759	$49,733
Bitcoin held	250	17,502
Prepaid expense	10,477	14,997
TOTAL CURRENT ASSETS	12,486	82,232

NON-CURRENT ASSETS:
Plant and equipment, net	582,573	588,361
Other assets	85,196	77,069
TOTAL NON-CURRENT ASSETS	667,769	665,430

TOTAL ASSETS	$680,255	$747,662

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$79,192	$56,095
Due to related party- accrued compensation	708,941	508,163
Due to related party- advances	19,256	5,150
Note payable, net of debt discount - unrelated parties	436,120	401,780
Interest payable - unrelated parties	43,525	12,997
Notes payable - related parties	364,366	304,366
Interest payable - related parties	28,028	9,391
Derivative liability	433,864	34,597
TOTAL CURRENT LIABILITIES	2,113,292	1,332,539
NON-CURRENT LIABILITIES:
Stock subscription payable (liability)	$-	504,310
TOTAL NON CURRENT LIABILITIES	-	504,310

TOTAL LIABILITIES	2,113,292	1,836,849

Commitments and contingencies (Note 10)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 0.0001 par value, authorized 350,000,000 shares and 27,154,508 and 25,067,479 issued and outstanding as of December 31, 2025, and June 30, 2025, respectively	$2,715	$2,506
Series A Preferred stock, 0.001 par value, authorized 10,000 shares and 2,475 and 0 issued and outstanding as of December 31, 2025, and June 30, 2025., respectively	2	-
Additional paid in capital	9,853,732	8,175,305
Deferred Stock Compensation (Contra Equity)	(320,021)	(26,666)
Stock subscription payable	-	319,018
Accumulated deficit	(10,969,465)	(9,559,350)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,433,037)	(1,089,187)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$680,255	$747,662

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended December 31,
(Unaudited)

	Three months ended		Six months ended
	2025	2024	2025	2024
REVENUE
Mining revenue	$2,240	$-	$10,163	$-
Realized gain (loss) on bitcoin held	(109)	-	1,226	-
Total revenues	2,131	-	11,389	-

Cost of goods sold
Depreciation & amortization	$9,469	-	$18,117	-
Electricity	14,272	-	34,696	-
Contract labor	12,500	-	23,300	-
Repairs and Maintenance	10,000	-	32,056	-
Total cost of goods sold	46,241	-	108,169	-

Gross Loss	(44,110)	-	(96,780)	-

Expenses
Transfer agent and filing fees	$14,563	$3,234	$19,673	$22,876
Professional fees	38,215	16,620	126,465	52,503
Management and consulting fees	183,251	154,752	564,202	309,503
Share based compensation	70,836	74,858	86,671	149,716
Administration fees	342,891	70,724	405,533	86,151
Total operating expenses	649,756	320,188	1,202,544	620,749

Loss from Operations	(693,866)	(320,188)	(1,299,324)	(620,749)

Other income (expense)
Interest expense	$(35,003)	$(11,865)	$(60,773)	$(23,119)
Insurance claim	63,434		63,434
Gain (loss) on derivative liabilities	(90,467)	(85,374)	(121,580)	(85,374)
Capital Credits	-	-	8,127	-
Total other income (expense)	(62,036)	(97,239)	(110,792)	(108,493)

Loss Before Income Taxes	(755,902)	(417,427)	(1,410,116)	(729,242)

Less: Provision for Income Taxes	-	-	-	-

Net Loss	$(755,902)	$(417,427)	$(1,410,116)	$(729,242)

Basic and Dilutive Net Loss Per Share	$(0.03)	$(0.02)	$(0.05)	$(0.02)

Basic and Dilutive - Weighted average number of common shares outstanding	26,628,657	18,223,953	25,864,398	18,223,953

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
As of December 31, 2025
(Unaudited)

	Common Stock at Par $0.0001		Preferred Stock at Par $0.001		Additional Paid in	Deferred Stock Compensation	Stock Subscription	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Capital	(Contra Equity)	Payable	Deficit	TOTAL

Balance June 30, 2024	18,223,953	$1,822	-	$-	$5,899,164		$15,200	$(7,023,798)	$(1,107,612)

Shares issued for cash	1,290,000	129			849,871				850,000
Shares issued for purchase of intangible asset	600,000	60			199,940				200,000
Shares issued as incentives to note payable agreements - unrelated parties	329,905	33			98,178		(24,445)		73,766
Shares issued as incentives for note payable agreements - related parties	477,011	48			208,503		-		208,550
Shares issued for redemption of warrants	2,464,706	246			13,719		-		13,965
Shares issued for note payable conversion	247,307	25			135,791		-		135,816
Shares issued for services	1,434,597	143			455,318				455,462

Share issuance obligation for conversion of note payable							50,417		50,417
Share issuance obligation for services provided							10,845		10,845
Shares issuance obligation for note payable incentives - related parties							253,036		253,036
Share issuance obligation for exercised warrants							13,965		13,965

Warrants issued as noteholder incentives	-	-			180,271		-		180,271
Warrants issued as share-based compensation					134,549				134,549
									-
Net Loss								(2,535,552)	(2,535,552)

Balance June 30, 2025	25,067,479	$2,506	-	$-	$8,175,305		$319,018	$(9,559,350)	$(1,062,521)

Shares issued for note payable cancellation			2,475	2	504,307				504,310

Share issuance obligation for conversion of note payable - related parties	201,396	20			50,397		(50,417)		-
Shares issuance obligation for note payable incentives - related parties	431,657	43			254,593		(254,636)		-
Share issuance obligation for exercised warrants	28,500	3			13,962		(13,965)		-
Shares issued as stock-based compensation	250,000	25			150,000				150,025
Shares issued as incentives to note payable agreements - unrelated parties	100,000	10			59,990				60,000
Shares issued for services	432,000	43			259,156				259,199

Net Loss								(654,214)	(654,214)

Balance September 30, 2025	26,511,032	$2,650	2,475	$2	$9,467,710	$-	$(0)	$(10,213,563)	$(743,200)

Shares issued as incentives to note payable agreements - unrelated parties	251,809	25	-	-	151,060	-	-		151,086
Shares issued as stock-based compensation	341,667	34	-	-	204,966	(150,000)	-		55,000
Shares issued for services	50,000	5	-	-	29,995	(25,000)	-		5,000
Reclassification of prepaid consulting to deferred stock-based compensation (ASC 718)						(145,021)	-		(145,021)

Net Loss								(755,902)	(755,902)

Balance December 31, 2025 (Unaudited)	27,154,508	$2,715	2,475	$2	$9,853,732	$(320,021)	$(0)	$(10,969,465)	$(1,433,037)

TREX ACQUISITION CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended December 31, 2025
(Unaudited)

	2025	2024
OPERATING ACTIVITIES
Net Income/ (Loss)	$(1,410,116)	$(729,242)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation expense	86,671	149,714
Capital credits income recognized	(8,127)	-
Depreciation & amortization	18,117	-
Consulting services paid in shares	204,200	-
Compensation paid in form of note payable	60,000	-
Loss (Gain) on derivative liability	121,580	85,374
Loan Cost - paid by share issuance	369,518	11,460
Legal costs - paid by share issuance	60,000	-

Changes in assets and liabilities:
(Increase) decrease in assets
Bitcoin held	17,252	-
Prepaid expense	4,520	(37,845)
Other assets	-	(110,069)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	23,097	21,826
Interest payable to third parties	30,528	4,872
Interest payable to related parties	32,481	4,659
Advances payable to related parties	14,106	(13,602)
Balances owed to related parties	200,778	131,524
Net cash used in operating activities	(175,395)	(481,329)

INVESTING ACTIVITIES:
Capital expenditures – CIP / Building Improvements	$(12,329)	$-

Net cash used in investing activities	(12,329)	-

FINANCING ACTIVITIES:
Shares issued for cash	$-	$400,000
Repayment of convertible notes	(5,250)
Proceeds from issuance of note payable - related parties	-	29,814
Proceeds from issuance of note payable - unrelated parties	145,000	51,623
Net cash provided by financing activities	139,750	481,437
NET INCREASE/(DECREASE) IN CASH	(47,974)	108

CASH AT BEGINNING OF PERIOD	$49,733	$36

CASH AT END OF PERIOD	$1,759	$144

Supplemental Cashflow Information
Interest Paid	$255	$1,850
Taxes Paid	-	-

Supplemental Non-Cash Investing and Financing Activities
Issued shares valued at $150,025 as consideration for compensation to CTO.	150,025	-
Issued shares valued at $168,000 as consideration for compensation to Director.	168,000	-
Issued shares valued at $30,000 as consideration for compensation to PR Consultant.	30,000	-
Reclassification of prepaid consulting to deferred stock-based compensation (ASC 718)	26,666	-
Shares issued as inducement for note payable	323,843	-
Shares issued for related party note payable cancellation	504,310	-
Shares issued for the obligation earlier booked	319,018	-

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The Company is authorized to issue up to 350,000,000 shares of common stock, par value $0.0001 per share and 20,000,000 preferred stock shares, par value $0.001 per share. Of the authorized preferred stock, 10,000 shares have been designated as Series A Preferred Stock, with the remaining preferred shares undesignated and available for issuance as blank-check preferred stock.

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

•

Deinodon Mining Solutions LLC (“Deinodon”) was formed on March 29, 2025, in the state of Florida and provides software and technical resources for cryptocurrency operations. On March 31, 2025, Deinodon acquired the assets of Baoblock, Inc. for $210,000, paid by the issuance of 600,000 shares of T-REX common stock shares and $10,000 in cash. The seller, Baoblock, Inc., is owned by the Company’s newly appointed Chief Technology Officer. The acquisition includes proprietary software and technical expertise. The software’s developer is the Company’s Chief Technical Officer, who has the ability to maintain and modify support operations as needed. Substantiation of its fair value for reporting purposes was deemed to have more cost than benefit and it was therefore impaired to a value of $0.

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

Principles of Consolidation

As of December 31, 2025, the accounts include those of the Company and its 100% owned subsidiaries, T-REX Merger Sub, Raptor Mining LLC Megalodon Mining and Electric LLC, Sabretooth Mining Containers LLC and Deinodon Mining Solutions, LLC. All intercompany transactions have been eliminated.

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

The Holding segment, represented by T-Rex Acquisition Corp., seeks business opportunities to sustain and expand operations. This segment serves as the primary source of financing for the Company, and all major corporate expenses are processed through it. The Mining segment includes the Company’s bitcoin mining operations. The Company holds the mining-related assets and generates revenue through the receipt of Bitcoin rewards earned from mining activities. The Hosting segment generates revenue by providing third-party hosting services at the Company’s Orofino facility. This segment holds the assets related to the facility and incurs all associated operational expenses. The Software Services segment consists of the entity that focuses on operations and services that can be achieved with state-of-the-art software platform for its industry. The Company plans to utilize this platform to support future business initiatives.

Segmented Information- Statements of Operations
2026	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Revenue and other income:
Mining revenue	$-	$10,163	$-	$-	$10,163
Realized gain (loss) on sale/exchange of bitcoin	-	1,226	-	-	1,226
Hosting revenue	-	-	5,000	-	5,000
Capital Credits	-	-	8,127	-	8,127
Insurance claim received	-	-	63,434		63,434
Intersegment sales revenue	-	-	(5,000)	-	(5,000)
	-	11,389	71,561	-	82,950
Expenses
Cost of sales	$32	$5,000	$90,020	$-	$95,052
Depreciation and Amortization	-	102	18,014	-	18,117
Transfer agent and filing fees	19,673	-	-	-	19,673
Professional fees	126,465	-	-	-	126,465
Management and consulting fees	504,202	-	60,000	-	564,202
Share based compensation	86,671	-	-	-	86,671
Administration Fees	386,973	47	18,513	-	405,533
Interest expense	20,177	-	40,596	-	60,773
Gain (Loss) on derivative liabilities	121,580	-	-	-	121,580
Intersegment Expenses			(5,000)	-	(5,000)
Net Income (loss) before income	$(1,265,773)	$6,240	$(150,582)	$-	$(1,410,116)
taxes

Segmented Information- Balance Sheets
2026	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Total assets	$1,010,362	$120,895	$652,058	$(225)	$1,783,089

Less: intersegment eliminations	(892,442)	(45,164)	(165,228)		(1,102,834)
Total assets	$117,920	$75,731	$486,830	$(225)	$680,255

Total liabilities	$1,369,738	$719,095	$917,393	$209,900	$3,216,126
					-
Less: intersegment eliminations	(151,441)	(598,324)	(143,069)	(210,000)	(1,102,834)
Total liabilities	$1,218,297	$120,772	$774,324	$(100)	$2,113,292

Segmented Information- Statements of Operations
2025	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Revenue and other income:
Mining revenue	$-	$15,701	$-	$-	$15,701
Realized gain (loss) on sale/exchange of bitcoin	-	1,801	-	-	1,801
Hosting revenue	-	-	51,909	-	51,909
Intersegment sales revenue	-	-	(37,021)	-	(37,021)
	-	17,502	14,888	-	32,390
Expenses
Cost of sales	$-	$37,021	$67,930	$-	$104,952
Depreciation and Amortization	-	22,700	10,462	17,500	50,662
Loss on impairment of intangible asset (software)	-	-	-	192,500	192,500
Transfer agent and filing fees	24,383	-	-	-	24,383
Professional fees	197,370	-	-	-	197,370
Management and consulting fees	674,255	-	20,000	-	694,255
Share based compensation	322,547	-	-	-	322,547
Administration Fees	773,053	8,168	9,286	125	790,632
Interest expense	49,206	-	58,983	-	108,190
Gain (Loss) on derivative liabilities	119,471	-	-	-	119,471
Intersegment Expenses	-	-	(37,021)	-	(37,021)
Net Income (loss) before income	$(2,160,285)	$(50,387)	$(114,754)	$(210,125)	$(2,535,552)
taxes

Segmented Information- Balance Sheets
2025	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Total assets	$1,039,935	$109,553	$718,887	$(125)	$1,868,249

Less: intersegment eliminations	(886,569)	(45,164)	(162,188)	-	(1,093,921)
Total assets	$153,366	$64,389	$556,699	$(125)	$774,328

Total liabilities	$1,173,107	$713,993	$833,670	$210,000	$2,930,770
					-
Less: intersegment eliminations	(147,631)	(593,221)	(143,069)	(210,000)	(1,093,921)
Total liabilities	$1,025,476	$120,772	$690,601	$-	$1,836,849

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Fair Value Measurements as of December 31, 2025

	Level 1	Level 2	Level 3	Total
Assets
Bitcoin held	$250	$-	$-	$250
	$250	$-	$-	$250

Liabilities
Derivative liability	$-	$-	$433,864	433,864
	$-	$-	$433,864	$433,864

Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Bitcoin held	$17,502	$-	$-	$17,502
	$17,502	$-	$-	$17,502

Liabilities
Derivative liability	$-	$-	$34,597	$34,597
	$-	$-	$34,597	$34,597

The Carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair value because of the short maturity of those instruments.

Disaggregated Revenue Disclosure

The Company’s customers or sources of revenue generation were only in Idaho, United States during the period ended December 31, 2025. Below is a table of revenue by type:

	For the period ended
Revenue Type	December 31, 2025	June 30, 2025
Mining Revenue	$10,163	$15,701
Hosting Revenue	-	14,888
Realized Gain or Loss on Bitcoin Held	1,226	1,801
Total revenue	$11,389	$32,390

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

The Company held no digital assets as of December 31, 2025. As of June 30, 2025, the Company held Bitcoin with a fair value of $250, which also represents its carrying amount. Fair value is determined using quoted prices in active markets (Level 1 input).

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

Transaction Price Considerations

Hosting and Co-Location Services

The hosting arrangements, the transaction price generally consists of fixed monthly service fees and variable consideration primarily related to electrical usage.

•	Variable Consideration: Usage-based power fees represent variable consideration. The Company estimates such amounts using the most likely amount method and includes them in revenue only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Because billing is typically based on actual monthly consumption, estimation uncertainty is generally limited.

•	Significant Financing Component: Not applicable. Hosting contracts generally require payment within customary commercial terms and do not include extended payment arrangements that would give rise to a significant financing component.

•	Noncash Consideration: Not typical. Hosting services are generally settled in cash.

•	Consideration Payable to Customers: The Company does not generally provide rebates or incentives. Any service credits provided under service level arrangements are treated as variable consideration and recorded as reductions of revenue in the period the related services are provided.

Bitcoin Mining

Revenue from proprietary mining represents noncash consideration received in the form of Bitcoin upon successful validation of a block.

•	Variable Consideration: Such considerations would not typically be applicable as block rewards and transaction fees are protocol-determined and not subject to negotiation or contractual variability with a customer. Not applicable in the traditional ASC 606 context, as block rewards and transaction fees are protocol-determined and not subject to negotiation or contractual variability with a customer.

•	Significant Financing Component: This is not applicable for the nature of revenue, as consideration is received contemporaneously with performance.

•	Noncash Consideration: Bitcoin received is the only consideration received and is measured at fair value at the time control is obtained.

•	Consideration Payable to Customers: The Company does not provide consideration to mining pools or counterparties that would be treated as reduction of revenue.

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

During the six months ended December 31, 2025, the lender holding a lien on the Company’s Orofino, Idaho facility filed a notice of default and initiated foreclosure proceedings as a result of the Company’s default of the related note payable. Management is currently evaluating the potential impact of this matter. Refer to Note 10- Commitment and Contingencies for additional information, as well as Note 17 – Subsequent Events.

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

As of December 31, 2025, and June 30, 2025, there were outstanding warrants that could convert into 3,307,500 common shares, respectively and convertible notes that could be converted into 193,281 and 193,281 shares of common stock on December 31, 2025, and June 30, 2025, respectively. At the end of both periods, the potentially dilutive shares were excluded here because the effect would have been anti-dilutive.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features (such as conversion features) that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The Company had convertible notes with derivative values determined as $433,864 and $34,597 on December 31, 2025, and June 30. 2025, respectively, principally due to its stock price and volatility.

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

Advertising Costs

Advertising costs are expensed as incurred in accordance with ASC 720-35, Advertising Costs. These costs are included in selling, general and administrative expenses on the consolidated statements of operations. Advertising expenses were $9,550 for six months ended December 31, 2025, and $2,500 for the fiscal year ended June 30, 2025.

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

As of December 31, 2025, the Company is authorized to issue 350,000,000 shares of common stock, par value $0.0001 per share, with 27,154,508 shares issued and outstanding, compared to 25,067,479 shares issued and outstanding as of June 30, 2025.

On September 8, 2025, the Company designated 10,000 shares of Series A Preferred Stock, par value $0.001 per share. As of December 31, 2025, 2,475 shares of Series A Preferred Stock were issued and outstanding; no preferred shares were issued or outstanding as of June 30, 2025.

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

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has incurred significant operating losses since its inception. For the year ended December 31, 2025, the Company had a net loss of $1,410,116 And has an accumulated deficit of $10,969,465, working capital deficit of $2,100,806 and cash balance of $1,759 as of December 31, 2025.

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

NOTE 4. PRE-PAID EXPENSES

Prepaid expenses primarily consist of advance payments for professional services and other operating costs. The balance was $14,997 as of June 30, 2025. During the six months ended December 31, 2025, the Company recorded additional prepaid expenses of $6,256 and recognized $13,497 as expense as the related services were consumed. As a result, prepaid expenses totaled $10,477 as of December 31, 2025.

NOTE 5. OTHER ASSETS

As of December 31, 2025, and June 30, 2025, the Company maintained a refundable electricity deposit of $77,069 related to its Orofino, Idaho facility.

During the six months ended December 31, 2025, the Company received a capital credit allocation notice from local electrical cooperating totaling $8,127. Capital credits represent the Company’s proportionate share of the cooperative’s margin and as stated by the cooperative. The full amount allocation is ultimately refundable to the Company; however, repayment occurs over the long term through periodic capital credit reimbursements authorized at the discretion of the cooperative’s Board of Directors, based on the cooperative’s financial condition. Repayment of the allocated amount is guaranteed to members but is returned gradually over an extended period. As such, no fixed repayment schedule or interest rate is associated with these credits. The Company recognized the allocation as other income during the quarter and recorded the related receivable as a long-term asset, as repayment is not expected in the near term.

Accordingly, total other long-term assets as of December 31, 2025, were $85,196, consisting of $77,069 refundable deposit and $8,127 of its capital credits receivable.

NOTE 6. BITCOIN HELD

The following table presents information about the Company’s bitcoin holdings:
	Quantity	Amounts

Balance as of July 1, 2025	0.1626	$17,502
Revenue recognized from bitcoin mined	0.0945	10,163
Proceeds from sale of bitcoin	(0.2543)	(28,641)
Realized gain (loss) on sale/exchange of bitcoin	-	1,226
Balance as of December 31, 2025	0.0029	$250

	Quantity	Amounts

Balance as of July 1, 2024	-	$-
Revenue recognized from bitcoin mined	0.1626	15,701
Proceeds from sale of bitcoin		-
Realized gain (loss) on sale/exchange of bitcoin	-	1,801
Balance as of June 30, 2025	0.1626	$17,502

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

During the six months ended December 31, 2025, the Company recorded additional building improvements of $6,852 and construction-in-progress additions of $5,748 related to ongoing enhancement activities at the Orofino facility.

	Estimated Life in years	December 31, 2025	June 30, 2025
Land- Orofino	N/A	$139,363	$139,363
Construction in progress	N/A	6,648	-
Building- Orofino	30	285,726	285,727
Building Improvements- Orofino	7	32,519	26,837
Machinery & Equipment - Electrical Equipment	7	142,863	142,863
Machinery & Equipment - Tools	5	2,555	2,555
Machinery & Equipment - Miners	1	556,200	556,200
Computer Equipment	3	1,478	1,478
Fixed Asset, Gross		1,167,352	1,155,023

Less: Accumulated Depreciation		584,779	566,662

Property Plant and Equipment, Net		582,573	588,361

Depreciation expense amounted to $18,117 for the six months ended December 31, 2025, and $33,162 for the fiscal year ended June 30, 2025, primarily related to building, building improvements, and equipment. CIP is not depreciated until the related assets are placed in service.

See NOTE 10.” COMMITMENTS AND CONTINGENCIES” regarding Liens related to the Orofino property.

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

During the six months ended December 31, 2025, the Company accrued amounts owed to vendors and other accrued expenses, which were comprised of the following:

	December 31, 2025	June 30, 2025
Vendor Payables
Marketing and promotion costs	$9,562	$4,562
SEC regulatory cost	3,174	2,263
Professional fees	11,800	17,508
Crypto operation costs	21,014	18,303
Insurance expense	5,881	-
Website services	6,000	-
Other	2,550	2,482

Vendor Payables (related parties)
Expense reimbursement	13,978	4,978
Compensation	5,233	6,000

Accounts Payable & Accrued Liabilities	$79,192	$56,095

During the six months ended December 31, 2025, the Company’s trade payables were short term and due on demand. Approximately 42% of trade payables were outstanding for more than 90 days as of December 31, 2025, compared to approximately 25% outstanding for more than 90 days as of June 30, 2025. Though balances are excessively aged, the Company is not aware of any litigation or dispute requesting immediate payment.

NOTE 9.  RELATED PARTY TRANSACTIONS

Office space

For the six months ended December 31, 2025, the Company recorded $1,500 of rent expense for its executive, administrative, and operating offices located at 151 N. Nob Hill Road, Suite 402, Plantation, FL 33324, which the Company leases from its President, Frank Horkey, at a monthly rental cost of $250 under a related party lease agreement. The lease carries a 12-month term and was renewed through June 30, 2025. As of June 30, 2025, the Company has accrued $3,000 of rent expense in connection with this arrangement which is included in accounts payable and accrued expenses. The Company has determined that it cannot project if this facility will meet its operational needs in the near future (365 days or less), it is not deemed an ongoing lease agreement subject to ASC 842 and therefore only incurs the related monthly expense for usage.

Due to Related Parties-accrued compensation

During the six months ended December 31, 2025, the Company incurred management advisory fees of $30,000 payable to Squadron Marketing, an advisor to the Company. The amount owed to this advisor as of June 30,2025 was $227,000. During the year, The Company paid $9,000 in cash. As of December 31, 2025, and June 30, 2025, the Company owed this advisor $248,000 and $227,000 respectively, for management advisory fees.

During the six months ended December 31, 2025, the Company incurred compensation expense of $303,503, primarily related to payments to key management personnel, including Frank Horkey (President and Chief Financial Officer) at $45,000 per quarter, Lazarus Asset Management LLC (Operations Manager) at $76,751 per quarter, and Antonio Oliveira (Chief Technology Officer) at $30,000 per quarter. Of the total compensation expense, $95,224 was paid in cash, and $60,000 was converted into a promissory note payable. As of December 31, 2025, and June 30, 2025, the Company owed compensation payable of $338,941 and $190,663, respectively.

During the six months ended December 31, 2025, the Company incurred board of director fees totaling $31,500. The board of directors includes Frank Horkey, Matthew Cohen and Michael Christiansen. The advisory board consists of Timothy B. Ruggiero, Peter S. Chung and Antonio Oliveira. As of December 31, 2025, and June 30, 2025, the Company owed board of director/advisory board member fees of $122,000 and $90,500, respectively.

Notes Payable – Related Parties

Related parties’ notes payable consist of convertible and non-convertible notes payable with a principal balance on December 31, 2025, and June 30, 2025, of $364,366 and $304,366, respectively and accrued interest on December 31, 2025, and June 30, 2025, of $28,028 and $9,361, respectively.

              The notes do not require regular monthly payments, but rather they are to be settled by the maturity date if not converted.

Lazarus Asset Management LLC (“Lazarus”) and Sparta Road Ltd. are related parties as these entities share key management / personnel (Timothy B. Ruggiero) with T-REX.

On February 3, 2025, the Company issued Frank Horkey (“Horkey”) a $70,000 Senior Secured Convertible Promissory Note for cash proceeds, bearing interest at 10% per annum and maturing on April 4, 2025. On April 5, 2025, the note was extended to a new maturity date of April 5, 2026, and the accrued interest of $1,151 was added to the principal balance, increasing the total to $71,151. The Company subsequently made a payment of $10,000. As of December 31, 2025, the Note had a principal balance of $61,151 and accrued interest of $3,905, compared to a principal balance of $61,151 and accrued interest of $848 as of June 30, 2025.

On March 5, 2025, the Company issued Horkey a $35,000 Senior Secured Convertible Promissory Note for cash proceeds, bearing interest at 10% per annum and maturing on May 4, 2025. On May 5, 2025, the note was extended to a new maturity date of June 5, 2026, and the accrued interest of $585 was added to the principal balance, increasing the total to $35,585. As of December 31, 2025, the principal balance was $35,585 and accrued interest was $2,397, compared to a principal balance of $35,585 and accrued interest of $539 as of June 30, 2025.

On March 5, 2025, the Company issued Horkey a $207,630 Senior Secured Convertible Promissory Note bearing interest at 12% per annum and maturing on March 5, 2026, for funds advanced by Horkey to purchase the Company’s Orofino, Idaho facility. The note is secured by a second lien on the Orofino property, as evidenced by a Deed of Trust, and may be prepaid at any time without penalty. As of December 31, 2025, the principal balance was $207,630 and accrued interest was $20,600, compared to a principal balance of $207,630 and accrued interest of $8,004 as June 30, 2025.

On September 30, 2025, as compensation for management services the Company issued Lazarus a $15,000 Secured Promissory Note, with an interest rate of 10% per annum, and a maturity date of June 29, 2026. The principal balance on December 31, 2025, was $15,000 and the accrued interest was $375.

On September 30, 2025, as compensation for management services the Company issued Horkey a $15,000 Secured Promissory Note, with an interest rate of 10% per annum, and a maturity date of June 29, 2026. The principal balance on December 31, 2025, was $15,000 and the accrued interest was $375.

On October 1, 2025, as compensation for management services the Company issued Lazarus a $15,000 Secured Promissory Note, with an interest rate of 10% per annum, and a maturity date of June 30, 2026. The principal balance on December 31, 2025, was $15,000 and the accrued interest was $375.

On December 31, 2025, as compensation for management services the Company issued Horkey a $15,000 Secured Promissory Note, with an interest rate of 10% per annum, and a maturity date of June 30, 2026. The principal balance on December 31, 2025, was $15,000 and the accrued interest was $0.

Other Related Party Debt

In addition to notes payable owed to related parted parties, various officers advanced funds for operating expenses. These amounts are reported on the balance sheet as “Due to related party -advances” on December 31, 2025, and June 30, 2025, in amount of $19,256 and $5,150, respectively. The amounts owed are non-interest bearing, unsecured, and are due on demand.

See NOTE 13. COMMON STOCK, NOTE 14. PREFERRED STOCK and NOTE 15. WARRANTS regarding related party transactions for stock and warrants

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal contingencies

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of business. Management is not aware of any pending, threatened or asserted claims other than a Notice of Default filed on September 24, 2025, by the Holder of the first mortgage of the Orofino property. See “Note 10 – Related Party Transactions”, “Note 12. Notes Payable Unrelated Third Parties”, and “Note 17. Subsequent Events” for additional details.

Power Supply Agreement

On October 20, 2024, the Company entered into a power supply agreement with Clearwater Power Company (“Clearwater”) for the provision of electric power and related infrastructure to support cryptocurrency mining operations at the Company’s Orofino, Idaho facility

The agreement, provides for monthly billing consisting of fixed service charges and variable charges based on actual electricity consumption, including applicable demand charges and utility pass-through fees. Invoices are payable under standard commercial payment terms. Failure to may may result in interest charges or suspension of service.

The agreement has an initial multi-year service term and may be terminated by either party for material breach, insolvency, or upon advance written notice, subject to settlement of outstanding obligations.

In connection with the agreement, the Company deposited $77,089 with Clearwater as a refundable, non-interest-bearing security deposit that will remain on account for the durations of the service arrangement and is refundable.

Mortgages Secured by Orofino Facility

The related-party and unrelated third-party mortgages entered into on March 5, 2025, in connection with the acquisition of the Company’s Orofino facility are secured by Deeds of Trust encumbering real property located in Orofino, Idaho. The mortgages are secured by two liens on the property. The promissory note payable to the seller of the Orofino facility, with a principal balance of $267,555 is secured by a senior (first priority) lien on the property and went into default on September 24, 2025.The promissory note payable to a related party, Frank Horkey, with a principal balance of 207,630 is secured by a junior (subordinate) lien on the same property.. See “NOTE 10. RELATED PARTY TRANSACTIONS”, “NOTE 12. UNRELATRED PARTIES” and NOTE.17-“SUBSEQUENT EVENTS” for additional information.

Investor relations and Public Relations agreement

On December 15, 2025, the Company entered into an Investor Relations and Financial Public Relations Consulting Agreement with an unrelated third party (the “Consultant”). This agreement has an initial three-month term and is automatically renewed for successive three-month periods unless terminated by either party.

Under the agreement, the Company is obligated to pay the Consultant a fixed cash fee of $5,000 per month for investors relations and financial public relations services. Cash payments are due monthly during the term of the agreement. In addition to monthly cash compensation, the agreement provides for equity-based compensation in the form of 50,000 restricted shares of the Company’s common stock, which were issued upon execution of the agreement.

As of December 31, 2025, the Company had recorded $5,000 in accounts payable related to services to be rendered under the agreement and issued 50,000 restricted shares of the Company’s common stock which was issued upon execution. Based on the remaining portion of the initial three-month term as of December 31, 2025, the Company’s remaining cash commitment was approximately $10,000, assuming no termination and had no obligations to issue additional equity under the arrangement.

NOTE 11. NOTES PAYABLE- UNRELATED THIRD PARTIES

Unrelated parties’ notes payable consist of convertible and non-convertible promissory notes. The aggregate gross principal amount outstanding under these notes was $555,395 and $401,780 as of December 31, 2025, and June 30, 2025, respectively.

As of December 31, 2025, the Company recorded a debit discount of $119,275, primarily attributable to beneficial conversion features and/or original issue discounts associated with certain convertible instruments. No debt discount was outstanding as of June 30, 2025. After giving effect to the debt discount, net unrelated parties’ notes payable totaled $436,120 and $401,780 as of December 31, 2025 and June 30, 2025, respectively.

These notes do not require regular monthly payments, but rather they are to be settled by the maturity date if not converted.

(a) Convertible Note Payable - Unrelated Parties

On July 1, 2024, the Company issued a private investor a $5,000 180-day Secured Convertible Promissory Note bearing interest at 10% per annum, convertible at $0.50 per share. In connection with the issuance, the Company granted 5,000 restricted common shares and a warrant to purchase 10,000 common shares at $0.75 per share. The Note, originally maturing on December 31, 2024, was extended to June 30, 2025, in exchange for an additional 5,250 restricted common shares and a warrant to purchase 10,500 common shares at $0.75 per share. On March 27, 2025, all warrants were exercised on a cashless basis, resulting in the issuance of 13,725 restricted common shares and the retirement of the warrants. On June 30, 2025, th3 Company issued the remaining 10,500 restricted common shares related to the extension. On June 30, 2025, the Company issued the remaining 10,500 restricted common shares related to the extension. The Note’s outstanding principal of $5,250 and accrued interest of $255 were fully paid during the quarter ended September 30, 2025, and no balance remained outstanding as of December 31, 2025.

On September 29, 2023, the Company issued a private investor a $25,000 180-day Senior Secured Convertible Promissory Note, with an interest rate of 10%, convertible at $0.50 per share the lender’s discretion. The Note’s maturity date was March 27, 2024. As further inducement, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $0.75 per share, any time prior to October 2, 2026, the warrant expiration date. On April 2, 2024, the note was extended for 180 days, and as inducement for extension, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $0.75 per share, any time prior to April 2, 2027. On October 4, 2024, the note was extended again for 180 days, and as inducement for extension, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $1.5 per share, any time prior to October 4, 2027. On January 1, 2025, the Company issued 75,000 restricted common stock shares which were obligated to issue as inducement in the note agreement. Further, all three warrants were redeemed through a cashless redemption on March 27, 2025, into 57,500 shares of the Company’s restricted common stock and were retired. On April 4, 2025, the note was extended again for 180 days, without any inducement, with maturity date of October 1, 2025. On June 30, 2025, the Company issued 108,031 restricted common stock shares which were obligated to issue as inducement in the note agreement. This Note was renewed on December 31, 2025, and together with accrued interest, the new face amount is due February 1, 2026. In addition, as further inducement to renew the note, the Company issued 26,696 restricted common stock shares. The principal balance owed on December 31, 2025, and June 30, 2025, was $26,696 and $25,000, respectively. The note’s accrued interest on December 31, 2025, and June 30, 2025, was $226 and $625, respectively.

On July 1, 2024, the Company issued to a private investor a $36,624 180-day Secured Convertible Promissory Note bearing an interest rate of 10% per annum, which may be converted at $0.50 per share at the lender’s discretion. The Note’s maturity date is March 31, 2025. As further inducement to purchase this Note, the Company agreed to issue 36,624 restricted common stock shares and a warrant to purchase 73,248 shares of common stock exercisable at $0.75 per share, prior to June 30, 2027. The company issued 36,624 shares restricted common stock on January 1, 2025. This note was renewed on January 10, 2025, and the investor advanced another $15,000, so together with accrued interest the new face was $52,529 and is due March 31, 2025. In addition, as further inducement to renew the note, the Company agreed to issue 52,529 restricted common stock shares and a warrant to purchase 105,238 shares of common stock exercisable at $0.75 per share, prior to January 10, 2028. The warrants were redeemed through a cashless redemption on March 27, 2025, into 107,502 shares of the Company’s restricted common stock and were retired. On April 10, 2025, the note was extended again for 112 days, without any inducement, with maturity date of July 31, 2025.  On September 1, 2025, the Note was again extended for an additional 45 days, also without inducement. This Note was renewed on December 31, 2025, the investor advanced another $5,000, so together with $3,333 of accrued interest, the new face amount was $57,175 and is due February 1, 2026. In addition, as further inducement to renew the note, the Company issued 62,176 restricted common stock shares. The principal balance owed on December 31, 2025, and June 30, 2025, was $62,176 and $53,842, respectively. The note’s accrued interest on December 31, 2025, and June 30, 2025, was $528 and $1,196, respectively.

On January 9, 2025, the Company issued to a private investor a $10,000 Senior Secured Convertible Promissory Note bearing interest at 10% per annum and maturing on April 9, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 10,000 restricted shares of common stock and a warrant to purchase 20,000 shares of common stock at an exercise price of $0.75 per share, exercisable any time prior to January 9, 2028. On April 10, 2025, the note was extended to a new maturity date of October 7, 2025, with no additional inducements granted. On June 30, 2025, the Company issued 10,000 restricted common stock shares which were obligated to issue as inducement in the note agreement. This Note was renewed on December 31, 2025, the investor advanced another $5,000, so together with $879 of accrued interest, the new face amount was $15,879 and is due February 1, 2026. In addition, as further inducement to renew the note, the Company issued 30,000 restricted common stock shares. The principal balance owed on December 31, 2025, and June 30, 2025, was $15,879 and $10,000, respectively. The note’s accrued interest on December 31, 2025, and June 30, 2025, was $137 and $472, respectively.

On August 29, 2025, the Company issued to a private investor a $10,000 Convertible Promissory Note bearing interest at 15% per annum and maturing on October 28, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 10,000 restricted shares of common stock. This Note was renewed on December 31, 2025, and together with $1,500 accrued interest, the new face amount was $11,500 and is due February 1, 2026. In addition, as further inducement to renew the note, the Company issued 11,500 restricted common stock shares. The principal balance owed on December 31, 2025, and June 30, 2025, was $11,500 and $0, respectively. The note’s accrued interest on December 31, 2025, and June 30, 2025, was $575 and $0, respectively.

On September 10, 2025, the Company issued to a private investor a $10,000 Convertible Promissory Note bearing interest at 10% per annum and maturing on September 10, 2026. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 10,000 restricted shares of common stock. On September 29, 2025, the Company issued 10,000 restricted shares of common stock which were obligated to issue as inducement in the note agreement. As of December 31, 2025, the principal balance was $10,000 and accrued interest was $383.

On November 24, 2025, the Company issued a private investor a $10,000 Convertible Promissory Note bearing an interest rate of 10% per annum and maturing on November 19, 2026. This note is convertible at the lender’s discretion at a rate of $0.50 per share. As further inducement to purchase the note, the Company issued 10,000 restricted shares of common stock.  As of December 31, 2025, the principal balance due was $10,000 and the accrued interest was $103.

On August 29, 2025, the Company issued to a private investor a $20,000 Convertible Promissory Note bearing interest at 15% per annum and maturing on October 28, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 20,000 restricted shares of common stock. On September 29, 2025, the Company issued 20,000 restricted stock shares which were obligated to issue as inducement in the note agreement. This note was renewed on December 1, 2025, and together with $3,000 accrued interest, the new face amount was $23,000 and is due February 1, 2026. In addition, as further inducement to renew the note, the Company issued 23,000 restricted common shares. The principal balance owed on December 31, 2025, and June 30,2025, the principal balance was $23,000 and $0, respectively. The note’s accrued interest on December 31, 2025, and June 30, 2025, was $1,150 and $0, respectively

On September 5, 2025, the Company issued to a private investor a $10,000 Convertible Promissory Note bearing interest at 15% per annum and maturing on November 4, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 10,000 restricted shares of common stock. On September 29, 2025, the Company issued 10,000 restricted shares of common stock which were obligated to issue as inducement in the note agreement. This note was renewed on December 1, 2025, and together with $1,500 accrued interest, the new face amount was $11,500 and is due February 1, 2026. In addition, as further inducement to renew the note, the Company issued 11,500 restricted stock shares. The principal balance owed on December 31, 2025, and June 30, 2025, was $11,500 and $0, respectively. The note’s accrued interest on December 31, 2025, and June 30, 2025, was $575 and $0, respectively.

On August 29, 2025, the Company issued to a private investor a $50,000 Convertible Promissory Note bearing interest at 15% per annum and maturing on October 28, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 50,000 restricted shares of common stock. On September 29, 2025, the Company issued 10,000 restricted shares of common stock which were obligated to issue as inducement in the note agreement. This Note was renewed on December 31, 2025, and together with $1,936 accrued interest, the new face amount was $51,937 and is due February 1, 2026. In addition, as further inducement to renew the note, the Company issued 51,936 restricted common stock shares. The principal balance owed on December 31, 2025, and June 30, 2025, was $51,936 and $0, respectively. The note’s accrued interest on December 31, 2025, and June 30, 2025, was $441 and $0, respectively.

On October 29, 2025, the Company issued a private investor a $25,000 Convertible Promissory Note bearing interest at 15% per annum with maturity on December 28, 2025. The note is convertible at $0.50 per share. As a further inducement to purchase the note, the Company issued 25,000 restricted shares of common stock. This note is in default. As of December 31, 2025, the principal balance was $25,000 and the accrued interest was $958.

See due to Note 9 “Related Parties Transactions” for additional senior secured convertible promissory notes issuances.

(b) Note Payable – Unrelated Parties

On March 5, 2025, the Company issued to the seller of the Orofino facility a $267,555 Secured Promissory Note bearing interest at 8% per annum and maturing on May 15, 2025. The note is secured by a first lien on the Orofino, Idaho property pursuant to a Deed of Trust. Under the terms of the agreement, upon default, the interest rate increases to 18% per annum, and a 15% late charge is applied to the outstanding principal. As the Company did not remit payment within ten days of the maturity date, the note went into default on May 25, 2025, and a late charge of $40,133 was added to the principal balance. The beneficiary filed a Notice of Default on September 24, 2025, under the Deed of Trust in Clearwater County, Idaho. The principal balance owed on December 31, 2025, and June 30, 2025, was $307,688 and $307,688, respectively. The note’s accrued interest on December 31, 2025, and June 30, 2025, was $38,414 and $10,414, respectively.

NOTE 12. DERIVATIVE LIABILITIES

The Company has certain convertible notes outstanding. The conversion features require evaluation and recognition as derivative liabilities at their fair values. As of December 31, 2025, the derivative liability totaled $433,864.  As of June 30, 2025, the derivative liability was $34,597, principally related to convertible notes issued in 2025.

For the period ended December 31, 2025, the Company recorded a loss of $29,894 related to the change in fair value of derivative liabilities.

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

Input	Weighted Avg. on December 31, 2025	Weighted Avg. on June 30, 2025
Stock price	$1.32	$0.60
Exercise price (conversion price)	$0.50	$0.50
Risk-free interest rate	3.74%	4.29%
Expected term (years)	0.14	0.50
Expected volatility	252.64%	75.94%
Dividend yield	0%	0%

The following table summarizes the changes in derivative liability:

Description	December 31, 2025	June 30, 2025
Derivative Liability beginning balance	34,597	-
Initial recognition of derivatives	470,136	85,374
Change in fair value	29,894	34,096
Settlements/conversions	(100,763)	(84,874)
Derivative Liability ending balance	433,864	34,597

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

On July 1, 2022, Squadron Marketing LLC received 250,000 restricted common stock shares for acting on the Company’s Advisory Board for fiscal 2023 through 2025, vesting as follows: 83,333 shares upon signing as of July 1, 2022; 20,833 shares vest quarterly the fiscal year ended June 30, 2024; 20,833. vest quarterly for the fiscal year ended June 30, 2025. All shares were fully vested at June 30, 2025.

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

On July 1, 2024, Matthew Cohen received 250,000 restricted common stock shares for serving on the Company’s Board of Directors for fiscal 2024 through 2027, with vesting as follows: twenty thousand eight hundred thirty-four (20,834) shares vest quarterly beginning July 1, 2024. He also received a warrant to purchase 250,000 shares of the Company’s restricted common stock shares that could be exercised at any time prior to July 1, 2027, at an exercise price of $1.50, with 20,834 warrants vesting quarterly beginning July 1, 2024. On December 20, 2024, Matthew Cohen resigned from his position as a member of our Board of Directors. The shares and warrants issued to Matthew Cohen vest through the date of resignation were 41,667 shares and 41,667 warrants. On January 1, 2025, the Company issued 41,667 restricted common stock shares and redeemed the warrant through a cashless exercise redemption into 10,417 restricted common stock shares.

On July 1, 2024, Antonio Oliveira received 250,000 shares for serving on the Company’s Advisory Board for fiscal 2024 through 2027, with vesting 20,834 shares vesting quarterly beginning July 1, 2024. He also received a warrant to purchase 250,000 restricted common stock shares at any time prior to July 1, 2027, at an exercise price of $1.50 vesting on the same schedule. On July 1, 2025, the Company issued 250,000 restricted common stock shares for future services and on March 27, 2025, Antonio Oliveira redeemed the warrant through cashless redemption into 62,500 restricted common stock shares.

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

On January 1, 2025, the Company entered into a service agreement with Aubyn Honeysett to manage its colocation facility in Orofino, Idaho. Under the terms of the agreement, Ms. Honeysett was awarded 24,000 restricted common stock shares, which were scheduled to vest ratably at 667 shares per month over a 36-month term, subject to her continued service with the Company. On March 31, 2025, the Company issued all 24,000 shares in advance of the vesting schedule. Ms. Honeysett’s services were terminated on May 23, 2025, and as of June 30, 2025, the unvested portion of 19,999 shares was forfeited and deemed authorized shares note issued or outstanding share cancellation

On January 1, 2025, the Company entered into a service agreement with Bryce Greenfield in connection with his role managing the Company’s co-location facility in Orofino, Idaho, pursuant to which, Mr. Greenfield was granted 75,000 restricted common stock shares, which were scheduled to be vested in equal monthly installments of 2,083 shares over a 36-month period, subject to his continued service with the Company. On March 31, 2025, the Company issued all 75,000 shares in advance of the vesting schedule. Mr. Greenfield’s services were terminated on May 23, 2025, and as of June 30, 2025, the unvested portion of 62,500 shares was forfeited and deemed authorized shares note issued or outstanding. Share cancellation

On April 1, 2025, a private investor purchased 20,000 restricted common stock shares for $10,000. These shares were issued on June 30, 2025.

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

On June 25, 2025, the Company’s legal counsel was awarded 100,000 restricted common stock shares in recognition of exemplary legal services rendered to the Company during the fiscal year ended June 30, 2025, which was valued at $60,100.

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

On September 29, 2025, the Company issued 100,000 restricted common shares to its legal counsel as compensation for legal services valued at $60,000 rendered during the six months ended December 31, 2025.

On September 29, 2025, the Company issued 200,000 restricted common shares to a third-party consultant as compensation for services related to introducing the Company to potential investors. The issuance was valued at $120,000.

On November 15, 2025, the Company approved a stock-based compensation arrangement for its newly appointed director, Matthew Cohn. Under the arrangement, Mr. Cohen was granted 280,000 restricted shares of the Company’s common stock for services to be provided over the period from November 15, 2025, through December 31, 2028. The award vests as follows:30,000 shares vested on November 15, 2025, with the remaining shares vesting in quarterly installment of 20,834 shares beginning January 1, 2026. On December 15, 2025, the Company issued 280,000 restricted common shares pursuant to this arrangement.

On December 15, 2025, the Company approved a stock-based compensation arrangement for its newly appointed director, Matthew Cohn. Under the arrangement, Mr. Cohen was granted 280,000 restricted shares of the Company’s common stock for services to be provided over the period from July 1, 2025, through December 31, 2025.

On December 15, 2025, the Company issued an aggregate of 20,000 shares of common stock to two consultants as payment of bonuses for services rendered. Eash Consultant received 10,000 shares.

On December 15, 2025, the Company entered into an investor relations and financial public relations agreement with a third party. As consideration for services to be provided under the agreement, the Company issued 50,000 restricted shares of its common stock. The services under the agreement are to be provided from December 15, 2025, through March 15, 2025.

See “NOTE 9. RELATED PART TRANSACTION” and NOTE 11. NOTES PAYABLE- UNRELATED THIRD PARTIES” regarding the shares issued as incentive with NOTE payables.

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

On September 29, 2025, the Board of Directors approved the issuance of 1,368 shares of Series A Preferred Stock to Frank Horkey in exchange for cancelation of $239,571 of related-party notes and accrued interest, and 1,107 shares of Series A Preferred Stock to Timothy B. Ruggiero (or his assigns) in exchange for cancelation of $193,654 of related-party notes and accrued interest. These issuances were recorded at the fair value of the consideration transferred, in accordance with ASC 470 and ASC 480.

As of December 31, 2025, there were 2,475 shares of Series A Preferred Stock issued and outstanding. As of June 30, 2025, no Series A Preferred shares were issued or outstanding.

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

The following are changes and balances for common share equivalent due to outstanding warrants:

		Warrants -	Weighted	Warrants	Weighted
		Common	Average	exercisable -	Average
		Share	Exercise price	Common	Exercise price
		Equivalents		Share
				Equivalents
		8,999,089	$0.91	8,665,756	$0.88
Additions	Granted	1,969,831	1.50	2,094,831	1.50
Additions	Granted	895,939	0.75	895,939	0.75
Additions	Granted	60,000	0.01	60,000	0.01

Cancellations	Cancelled	(457,500)	0.75	(457,500)	0.75
Cancellations	Cancelled	(208,333)	1.50	-	1.50

Exercised	Exercised	(5,669,506)	1.50	(5,669,506)	1.50
Exercised	Exercised	(2,157,390)	0.75	(2,157,390)	0.75
Exercised	Exercised	(120,000)	0.01	(120,000)	0.01
Adjustment		(4,630)	1.50	(4,630)	1.50
		3,307,500	$0.11	3,307,500	$0.11

Additions	Granted	-	-	-	-
Exercised	Exercised	-	-	-	-

Outstanding as of December 31, 2025		3,307,500	$0.11	3,307,500	$0.11

As of December 31, 2025, the weighted average remaining contractual life of the warrants was 1.14 years.

NOTE 16. INCOME TAXES

The components of income tax balances for the periods ended December 31, 2025, and June 30, 2025, are as follows:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	31-Dec-25	30-Jun-25
Net losses before taxes	$1,410,116	$2,535,552
Adjustments to arrive at taxable income/loss
Permanent differences:	(121,580)	(119,471)
Temporary differences:	-	-
Taxable loss/(Income)	1,288,536	2,416,081

Current Year Taxable income (loss)	1,288,536	2,416,081
NOL carried forward prior year (tax return)	9,439,879	7,023,798
NOL carried forward at period end	10,728,415	9,439,879

Deferred Tax Asset - Federal Rate (21%)	$2,252,967	$1,982,375
Deferred Tax Asset - State Rate (5.5%)	590,063	519,193
Total Deferred Tax Asset	2,843,030	2,501,568

Valuation Allowance	(2,843,030)	(2,501,568)
Deferred tax per books	-	-

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

Purchase Money Mortgage Maturity

The promissory note (the “Note”) secured by a Deed of Trust on the Orofino data center matured on May 15, 2025. The principal balance due at maturity was approximately $267,000. Including interest, penalties and late charges, the outstanding balance was approximately $325,000. A Notice of Default was filed on September 24, 2025, was filed on September 24, 2025, and the Company was provided with a 115-day period from the date of filing to cure the default and avoid foreclosure. A Notice of Trustee’s Sale was subsequently issued, scheduling a foreclosure sale for February 10,2026. After December 31, 2025, the scheduled sale was postponed following the Company’s presentation of funds and intent to satisfy the mortgage obligation.

As of the date of issuance of the financial statements, the Company is in discussions with the mortgage holder regarding the timing of the final payment and intends to cure the outstanding balance. The Company continues to operate the Orofino facility. The Company evaluated the facility for impairment and determined that its estimate fair value exceeds its carrying amount; accordingly, no impairment was recorded. The foreclosure related events represent non-recognized subsequent events, and therefore, no adjustments were made to the financial statements.

Board Service Agreement

On January 1, 2026, the Company entered into a Board Member Service Agreement with Katharyn Fiel, pursuant to which Ms. Field agreed to serve as a member of the Company’s Board of Directors for a three-year term ending December 31, 2028. This agreement provides for monthly cash compensation and equity-based compensation, subject to continued service.

Consulting Service Agreement

On January 2, 2026, the Company entered into a Consulting Services Agreement with an unrelated third party that requires a monthly cash fee, payable only upon and subject to raising $5,000,000. In addition, the agreement provides for equity compensation in the form of 1,250,000 shares of the Company’s common stock to be issued to the Consultant, upon signing the agreement. Subsequent to the year end, the Company has issued 1,250,000 shares to the third party.

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

RESULTS OF OPERATION

Quarter Ended December 31, 2025, Compared to Quarter Ended December 31, 2024

Revenue for the Quarter ended December 31, 2025, was $2,240 compared to $0 for the quarter ended December 31, 2024, an increase of $2,240 or 100%. The increase in revenues is primarily attributable to resumption of our mining operation as the Orofino facility.

Our net loss for the quarter ended December 31, 2025, was $755,902 compared to a net loss of $417,427 during the quarter ended December 31, 2024. The increase in the net loss is primarily attributable to a substantial increase in stock issued for services.

During the three months ended December 31, 2025, we incurred operating expenses of $649,756 compared to $320,188 for the same period in 2024.  The increase in expenses was mainly due to a decrease in shares issued for services and an increase in management and consulting fees.

During the quarter ended December 31, 2025, we incurred interest expenses of $35,003 compared to $11,865 incurred during the quarter ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended December 31, 2025

As of December31, 2025, our current assets were $12,486 and our current liabilities were $2,113,292, which resulted in a working capital deficit of $2,100,806.

Cash Flows from Operating Activities

For the six months ended December 31, 2025, net cash flows used in operating activities was $175,395 compared to $481,329 for the same period in 2024.

Cash Flows from Investing Activities

For the six months ended December 31, 2025, net cash flows used by investing activities was $12,329 and December 31, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

For the six months ended December 31, 2025, net cash flows provided by financing activities were $139,750 compared to $481,437 for the same period in 2024.

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

MATERIAL COMMITMENTS

See Commitments and Contingencies section in NOTE 10.

CONVERTIBLE DEBENTURES

See due to related parties and notes payable section in Note 9 and Note 11.

PURCHASE OF SIGNIFICANT EQUIPMENT

The Company intends to secure an additional 275 latest generation ASIC 270 terrahache miners over the next ninety days. Pricing for ASIC miners is generally directly related to the price of bitcoin; as of the date of this filing, these particular ASIC miners cost between $5,200 and $5,800 per ASIC miner. Our planned purchase of these miners is subject to our financial ability to do so and/or to obtain equity financing to pay for the ASIC miners.

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

GOING CONCERN

The Company’s financial condition raises substantial doubt about its ability to continue as a going concern due to: Financial Deficits: As of December 31, 2025, the Company: (a) reported an accumulated deficit of $10,969,465 and a working capital deficit of $2,100,806; (b) held only $1,759 in cash at the end of the period, which may be insufficient to support daily operations; and (c) had net cash used in operating activities for the 6 months ended December 31, 2025 of $175,395.

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

Based on the foregoing, note that the Company is subject to the following Debt Defaults and Foreclosure, Regulatory and Tax Non-Compliance Issues, and Significant Related Party Transactions.

Summary of Material Financial and Regulatory Risks

Based on the Company's most recent financial disclosures, the following material issues regarding debt defaults, regulatory non-compliance, and related-party dependencies have been identified:

Debt Defaults and Foreclosure Proceedings

The Company faces critical legal and financial risks concerning its primary operational facility in Orofino, Idaho.

•	Notice of Default: A lender holding a first lien on the Orofino facility filed a notice of default and initiated foreclosure proceedings following a default on the related note payable.
•	Matured Note: A secured promissory note with an original principal balance of $267,555 matured on May 15, 2025, and remains unpaid.
•	Accrued Penalties: Due to the default, the outstanding balance has grown to approximately $325,000 as of December 31, 2025.
•	Late Charges and Interest: The default triggered a contractual interest rate hike to 18% per annum and a one-time 15% late charge ($40,133) added to the principal.
•	Pending Foreclosure Sale: A foreclosure sale was scheduled for February 10, 2026; however, it has been postponed as the Company attempts to satisfy the mortgage obligation.

Regulatory and Tax Non-Compliance

The Company is currently non-compliant with several federal and operational obligations:

•	Delinquent Tax Filings: The Company has not filed federal income tax returns for the fiscal years ended June 30, 2024, or June 30, 2025.
•	Aged Payables: Approximately 42% of trade payables were outstanding for more than 90 days as of December 31, 2025, compared to 25% as of June 30, 2025.
•	Unpaid Regulatory Costs: The Company has reported accrued but unpaid SEC regulatory costs totaling $3,174.

Significant Related Party Transactions

The Company is heavily reliant on insiders for management services and debt financing:

•	Accrued Compensation: The Company owes $708,941 in accrued compensation to related parties as of December 31, 2025.
•	Related Party Debt: Outstanding principal on notes payable to related parties totaled $364,366 at the end of the period, with an additional $28,028 in accrued interest.
•	Preferred Stock Issuance: On September 29, 2025, the Company issued Series A Preferred Stock to President Frank Horkey and advisor Timothy Ruggiero in exchange for the cancellation of $433,225 in combined related-party debt and interest.

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

See “NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” section “Recent Accounting Pronouncements”

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

Based on our assessment, our Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025, based on those criteria, due to:

•	Segregation of Duties: The Company lacks proper segregation of functions with respect to its cash and disbursements due to limited staff.
•	Qualified Personnel: The Company has a shortage of accounting personnel with adequate public company experience, SEC reporting, and US GAAP
•	This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the six months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Commitments and Contingencies section in NOTE 10.

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

T-REX Acquisition Corp. a Nevada corporation

Date: February 23, 2026	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

Date: February 23, 2026	By:	/s/ Matthew Cohen
Matthew Cohen
	Its:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 23, 2026	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

