Form 10-Q
period 2026-03-31
T-REX Acquisition Corp.
filed 2026-05-26
CIK 1437750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT DATED MARCH 31, 2026, REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended March 31, 2026

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

As of May 26, 2026, there were 30,149,940 shares of the Registrant’s $0.0001 par value common stock issued and outstanding.

Securities registered under Section 12(g) of the Act:

Title of each class registered:

Common

T-REX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(A Nevada Corporation)

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

T-REX ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$383	$49,733
Bitcoin held	150	17,502
Prepaid expense	11,848	14,997
TOTAL CURRENT ASSETS	12,381	82,232

NON CURRENT ASSETS:
Plant and equipment, net	572,726	588,361
Other assets	85,196	77,069
TOTAL NON CURRENT ASSETS	657,922	665,430

TOTAL ASSETS	$670,303	$747,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$108,274	$56,095
Due to related party- accrued compensation	843,734	508,163
Due to related party- advances	75,081	5,150
Note payable - unrelated parties	270,230	401,780
Interest payable - unrelated parties	9,042	12,997
Notes payable - related parties	394,366	304,366
Interest payable - related parties	38,062	9,391
Derivative liability	179,212	34,597

TOTAL CURRENT LIABILITIES	1,918,001	1,332,539
NON-CURRENT LIABILITIES:
Stock subscription payable (liability)	$-	504,310
TOTAL NON-CURRENT LIABILITIES	-	504,310

TOTAL LIABILITIES	1,918,001	1,836,849

Commitments and contingencies (Note 10)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 0.0001 par value, authorized 350,000,000 shares and 30,149,940 and 25,067,479 issued and outstanding as of March 31, 2026, and June 30, 2025, respectively	$3,015	$2,506
Series A Preferred stock, 0.001 par value, authorized 10,000 shares and 2,475 and 0 issued and outstanding as of March 31, 2026, and June 30, 2025, respectively	$2	-
Additional paid In capital	12,862,766	8,175,305
Deferred Stock Compensation ( Contra Equity)	(1,995,852)	(26,666)
Stock subscription payable	20,834	319,018
Accumulated deficit	(12,138,463)	(9,559,350)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,247,698)	(1,089,187)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$670,303	$747,662

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended March 31,

(Unaudited)

	Three months ended		Nine months ended
	2026	2025	2026	2025
REVENUE
Mining revenue	$774	$953	$10,937	$953
Hosting revenue	-	7,294	-	7,294
Realized gain (loss) on bitcoin held	(69)	(21)	1,157	(21)
Total revenues	705	8,226	12,094	8,226

Cost of goods sold
Depreciation & amortization	9,849	-	27,966	-
Electricity	9,134	6,716	43,830	6,716
Contract labor	6,000	5,150	29,300	5,150
Repairs and Maintenance	-	-	32,056	-
Total cost of goods sold	24,983	11,866	133,152	11,866

Gross Loss	(24,278)	(3,640)	(121,058)	(3,640)

Expenses
Transfer agent and filing fees	8,562	8,178	28,235	31,054
Professional fees	27,850	16,950	154,315	69,453
Management and consulting fees	190,751	151,750	754,953	461,253
Share based compensation	377,503	54,279	464,174	203,995
Administration fees	701,566	144,098	1,107,099	230,249
Total operating expenses	1,306,232	375,255	2,508,776	996,004

Loss from Operations	(1,330,510)	(378,895)	(2,629,834)	(999,644)

Other income (expense)
Interest expense	(72,587)	(16,246)	(133,360)	(39,365)
Insurance claim	-		63,434
Gain (loss) on derivative liabilities	234,100	1,453	112,520	(83,921)
Capital Credits	-	-	8,127	-
Total other income (expense)	161,513	(14,793)	50,721	(123,286)

Loss Before Income Taxes	(1,168,997)	(393,688)	(2,579,113)	(1,122,930)

Less: Provision for Income Taxes	-	-	-	-

Net Loss	$(1,168,997)	$(393,688)	$(2,579,113)	$(1,122,930)

Basic and Dilutive Net Loss Per Share	$(0.04)	$(0.02)	$(0.10)	$(0.06)

Basic and Dilutive - Weighted average number of common shares outstanding	27,187,425	21,075,694	26,299,089	19,160,656

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

As of March 31, 2026

(Unaudited)

	Common Stock at Par $0.0001		Preferred Stock at Par $0.001		Additional	Deferred Stock Compensation	Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	(Contra Equity)	Subscription Payable	Accumulated Deficit	TOTAL

Balance June 30, 2024	18,223,953	$1,822	-	$-	$5,899,164	$-	$15,200	$(7,023,798)	$(1,107,612)

Shares issued for cash	1,290,000	129			849,871				850,000
Shares issued for purchase of intangible asset	600,000	60			199,940				200,000
Shares issued as incentives to note payable agreements - unrelated parties	329,905	33			98,178		(24,445)		73,766
Shares issued as incentives for note payable agreements - related parties	477,011	48			208,503		-		208,550
Shares issued for redemption of warrants	2,464,706	246			13,719		-		13,965
Shares issued for note payable conversion	247,307	25			135,791		-		135,816
Shares issued for services	1,434,597	143			455,318				455,462

Share issuance obligation for conversion of note payable							50,417		50,417
Share issuance obligation for services provided							10,845		10,845
Shares issuance obligation for note payable incentives - related parties							253,036		253,036
Share issuance obligation for exercised warrants							13,965		13,965

Warrants issued as noteholder incentives	-	-			180,271		-		180,271
Warrants issued as share-based compensation					134,549				134,549
									-
Net Loss								(2,535,552)	(2,535,552)

Balance June 30, 2025	25,067,479	$2,506	-	$-	$8,175,305	$-	$319,018	$(9,559,350)	$(1,089,187)

Shares issued for note payable cancellation			2,475	2	504,307				504,310

Share issuance obligation for conversion of note payable - related parties	201,396	20			50,397		(50,417)		-
Shares issuance obligation for note payable incentives - related parties	431,657	43			254,593		(254,636)		-
Share issuance obligation for exercised warrants	28,500	3			13,962		(13,965)		-
Shares issued as stock-based compensation	250,000	25			150,000				150,025
Shares issued as incentives to note payable agreements - unrelated parties	100,000	10			59,990				60,000
Shares issued for services	432,000	43			259,156				259,199

Net Loss								(654,214)	(654,214)

Balance September 30, 2025 (Unaudited)	26,511,032	$2,650	2,475	$2	$9,467,710	$-	$-	$(10,213,563)	$(743,200)

Shares issued as incentives to note payable agreements - unrelated parties	251,809	25	-	-	151,060	-	-		151,086
Shares issued as stock-based compensation	341,667	34	-	-	204,966	(150,000)	-		55,000
Shares issued for services	50,000	5	-	-	29,995	(25,000)	-		5,000
Reclassification of prepaid consulting to deferred stock-based compensation (ASC 718)						(145,021)	-		(145,021)

Net Loss								(755,903)	(755,903)

Balance December 31, 2025 (Unaudited)	27,154,508	$2,715	2,475	$2	$9,853,732	$(320,021)	$-	$(10,969,466)	$(1,433,038)

Shares issued as incentives to note payable agreements - unrelated parties	601,132	60			601,072				601,132
Shares issued for services	1,250,000	125			1,249,875	(912,500)			337,500
Shares issued as stock-based compensation	1,120,000	112			1,119,888	(763,331)			356,669
Share issuance obligation for conversion of note payable - unrelated parties	25,300	3			12,647				12,650
Shares issued for cash	24,000	2			4,998				5,000
Shares cancelled	(25,000)	(3)			3				-
Obligation to issue shares for services							20,834		20,834
Derivative liability extinguishment upon share conversion					20,552				20,552

Net Loss								(1,168,997)	(1,168,997)
Balance March 31, 2026 (Unaudited)	30,149,940	$3,014	2,475	$2	$12,862,766	$(1,995,852)	$20,834	$(12,138,463)	$(1,247,698)

T-REX ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net Income/ (Loss)	$(2,579,113)	$(1,122,930)
Adjustments to reconcile net loss to net cash used in operating activities
Share based Compensation expense	464,174	177,768
Capitalization of expenses		(93,173)
Capital credits income recognized	(8,127)	-
Depreciation & Amortization	27,966	-
Consulting services paid in shares	541,700	12,893
Compensation paid in form of Note payable	90,000	90,000
Loss (Gain) on derivative liability	(112,521)	83,921
Loan Cost - paid by share issuance	673,837	172,037
Legal costs - paid by share issuance	60,000	-
Debt issuance costs – Warrants issued	-	14,146

Changes in assets and liabilities:
(Increase) decrease in assets
Bitcoin Held	17,352	(932)
Prepaid expense	3,149	(36,496)
Other assets	-	(77,069)
Change in accounts receivable	-	(7,294)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	52,179	45,066
Interest payable to third parties	102,626	9,083
Interest payable to related parties	28,671	16,622
Advances payable to related parties	69,931	-
Balances owed to related parties	335,571	209,679
Net cash used in operating activities	(232,605)	(506,679)

INVESTING ACTIVITIES:
Capital expenditures – CIP / Building Improvements	$(12,331)	$-
Purchase of Orofino Facility	-	(241,553)
Purchase of Intangible asset	-	(10,000)

Net cash used in investing activities	(12,331)	(251,553)

FINANCING ACTIVITIES:
Shares issued for cash	$5,000	$400,000
Repayment of convertible notes	(5,250)	-
Repayment of non-convertible notes	(249,164)	-
Proceeds from issuance of note payable - related parties	-	282,444
Proceeds from issuance of note payable - unrelated parties	445,000	76,623
Net cash provided by financing activities	195,586	759,067
NET INCREASE/(DECREASE) IN CASH	(49,350)	835

CASH AT BEGINNING OF PERIOD	$49,733	$36

CASH AT END OF PERIOD	$383	$871

Supplemental Cashflow Information
Interest Paid	$255	$-
Taxes Paid	-	-

Supplemental Non-Cash Investing and Financing Activities
Issued shares as consideration for compensation to officers.	1,438,025	-
Issued shares as consideration for compensation for PR services	1,280,000
Reclassification of prepaid consulting to deferred stock-based compensation (ASC 718)	26,666	-
Shares issued as inducement for note payable	762,108	21,060
Share issued upon conversion of note payable	12,650	79,875
Shares issued for related party note payable cancellation	504,310	-
Shares issued for the obligation earlier booked	319,018	78,484
Purchase of intangible asset worth $210,000, of which $200,000 worth of shares issued and $10,000 paid in cash	-	200,000
Purchase of Orofino facility worth $500,980 through issuance of Note Payables to Seller of $267,555 and paid $240,075 in cash.	-	267,555
Shares issued to settle deposit payable	-	15,000
Conversion of accrued Interest to Note Payable	33,955	11,257
Share issued for settlement of Advisor fee payable	-	270,000
Share issued for settlement of board fee payable	-	63,000
Share issued for redemption of warrants	-	242

The accompanying footnotes are an integral part of these consolidated financial statements.

T-REX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On June 1, 2022, the Company formally changed its name from “TREX Acquisition Corp.” to “T-REX Acquisition Corp.”

As of March 31, 2026, the Company is comprised of T-REX Acquisition Corp, the holding company and the following subsidiaries: Raptor Mining LLC, a Florida limited liability company (“Raptor”); TRXA Merger Sub, Inc., an inactive Delaware corporation (“Merger Sub”), Megalodon Mining and Electric, LLC, a Florida limited liability company (“Megalodon”), Sabretooth Mining Containers, LLC., a Florida limited liability company (“Sabretooth”), and Deinodon, a Florida limited liability company (“Deinodon”).

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

•

Raptor Mining LLC (“Raptor”) was formed on July 9, 2021, in the state of Florida, Raptor’s operations include the Company’s proprietary Bitcoin mining operations and virtual asset acquisitions. Raptor conducts the Company’s primary cryptocurrency mining activities. Raptor is responsible for validating blockchain transactions in exchange for mining rewards and also engages in the acquisition of virtual assets.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America of (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”), and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and are expressed in US Dollars. The consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company’s quarterly filing in its Form 10-Q filing under the Securities Exchange Commission.

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

Principles of Consolidation

As of March 31, 2026, the accounts include those of the Company and its 100% owned subsidiaries, T-REX Merger Sub, Raptor Mining LLC Megalodon Mining and Electric LLC, Sabretooth Mining Containers LLC and Deinodon Mining Solutions, LLC. All intercompany transactions have been eliminated.

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

The Holding segment, represented by T-Rex Acquisition Corp., seeks business opportunities to sustain and expand operations. This segment serves as the primary source of financing for the Company, and all major corporate expenses are processed through it. The Mining segment includes the Company’s bitcoin mining operations. The Company holds the mining-related assets and generates revenue through the receipt of Bitcoin rewards earned from mining activities. The Hosting segment generates revenue by providing third-party hosting services at the Company’s Orofino facility. This segment holds land, building and other infrastructure assets related to the hosting segment and incurs all associated operational expenses. The Software Services segment consists of the entity that focuses on operations and services that can be achieved with state-of-the-art software platform for its industry. The Company plans to utilize this platform to support future business initiatives.

Segmented Information- Statements of Operations
For the nine months ended March 31, 2026	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Revenue and other income:
Mining revenue	$-	$10,937	$-	$-	$10,937
Realized gain (loss) on sale/exchange of bitcoin	-	1,157	-	-	1,157
Hosting revenue	-	-	5,000	-	5,000
Capital Credits	-	-	8,127	-	8,127
Insurance claim received	-	-	63,434		63,434
Intersegment sales revenue	-	-	(5,000)	-	(5,000)
	-	12,094	71,561	-	83,655
Expenses
Cost of sales	$245	$5,000	$104,942	$-	$110,186.92
Depreciation and Amortization	-	102	27,864	-	27,966.16
Transfer agent and filing fees	28,235	-		-	28,235.82
Professional fees	154,315	-		-	154,315.00
Management and consulting fees	661,953	-	93,000	-	754,953.00
Share based compensation	464,173	-		-	464,173.79
Administration Fees	1,035,315	172	71,610	-	1,107,097.33
Interest expense	55,363	-	77,997	-	133,360.09
Gain (Loss) on derivative liabilities	(112,520)	-		-	(112,520.40)
Intersegment Expenses			(5,000)	-	(5,000.00)
Net Income (loss) before income taxes	$(2,287,079)	$6,819	$(298,851)	$-	$(2,579,113)

Segmented Information- Balance Sheets
As of March 31, 2026	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Total assets	$999,564	$121,600	$647,073	$(100)	$1,768,137

Less: intersegment eliminations	(892,442)	(45,164)	(160,228)		(1,097,834)
Total assets	$107,122	$76,436	$486,845	$(100)	$670,303

Total liabilities	$1,025,913	$719,220	$1,060,677	$210,025	$3,015,835
					-
Less: intersegment eliminations	(146,316)	(598,324)	(143,069)	(210,125)	(1,097,834)
Total liabilities	$879,597	$120,897	$917,608	$(100)	$1,918,001

Segmented Information- Statements of Operations
For the nine months ended March 31, 2025	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Revenue and other income:
Mining revenue	$-	$932	$-	$-	$932
Hosting revenue	-	-	8,315	-	8,315
Intersegment sales revenue	-	-	(1,021)	-	(1,021)
	-	932	7,294	-	8,226
Expenses
Cost of sales	$-	$1,021	$11,866	$-	$12,887
Transfer agent and filing fees	31,054	-	-	-	31,054
Professional fees	66,453	3,000	-	-	69,453
Management and consulting fees	461,253	-	-	-	461,253
Share based compensation	203,995	-	-	-	203,995
Administration Fees	219,112	8,123	3,014	-	230,249
Interest expense	36,044	-	3,321	-	39,365
Gain (Loss) on derivative liabilities	83,921	-	-	-	83,921
Intersegment Expenses	-	(1,021)	-	-	(1,021)
Net Income (loss) before income taxes	$(1,101,832)	$(10,191)	$(10,907)	$-	$(1,122,930)

Segmented Information- Balance Sheets
As of June 30, 2025	Holding Segment	Mining Segment	Hosting Segment	Software Services Segment	Total
Total assets	$1,013,269	$109,553	$718,887	$(125)	$1,841,583

Less: intersegment eliminations	(886,569)	(45,164)	(162,188)	-	(1,093,921)
Total assets	$126,700	$64,389	$556,699	$(125)	$747,662

Total liabilities	$1,173,107	$713,993	$833,670	$210,000	$2,930,770
					-
Less: intersegment eliminations	(147,631)	(593,221)	(143,069)	(210,000)	(1,093,921)
Total liabilities	$1,025,476	$120,772	$690,601	$-	$1,836,849

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Fair Value Measurements as of March 31, 2026

	Level 1	Level 2	Level 3	Total
Assets
Bitcoin held	$150	$-	$-	$150
	$150	$-	$-	$150

Liabilities
Derivative liability	$-	$-	$179,212	179,212
	$-	$-	$179,212	$179,212

Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Bitcoin held	$17,502	$-	$-	$17,502
	$17,502	$-	$-	$17,502

Liabilities
Derivative liability	$-	$-	$34,597	$34,597
	$-	$-	$34,597	$34,597

The Carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair value because of the short maturity of those instruments.

Disaggregated Revenue Disclosure

The Company’s customers or sources of revenue generation were only in Idaho, United States during the period ended March 31, 2026. Below is a table of revenue by type:

	For the period ended
Revenue Type	March 31, 2026	June 30, 2025
Mining Revenue	$10,937	$15,701
Hosting Revenue	-	14,888
Realized Gain or Loss on Bitcoin Held	1,157	1,801
Total revenue	$12,094	$32,390

Digital Currencies – Bitcoin

Effective June 30, 2024, the company adopted FASB ASU 2023-08, “Accounting for and Disclosure of Crypto Assets”. Under ASU 2023-08, qualifying crypto assets, including Bitcoin, are measured at fair value in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in earnings each reporting period.

Bitcoin earned through mining activities is initially recognized as revenue at the fair value of Bitcoin on the date earned. Thereafter, Bitcoin holdings are remeasured at fair value at each reporting date, with realized and unrealized gains and losses recognized in the consolidated statements of operations.

The Bitcoin mining reward reduces by 50% (“halving”) approximately every four years or after 210,000 blocks are mined. The most recent halving occurred on April 19, 2024, reducing the block reward from 6.25 BTC to 3.125 BTC

The Company held Bitcoin with a fair value of $150 as of March 31, 2026, and $17,502 as of June 30, 2025. Fair value was determined using quoted prices in the active markets (Level 1 inputs).

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

Prior to fiscal year 2023, the Company used an estimated useful life of seven years for its mining machines. During the fiscal year ended June 30, 2023, management reassessed the useful life to one year, consistent with prevailing industry research and the rapid change in the equipment technology. The mining equipment, as of March 31, 2026, and June 30, 2025, are fully depreciated as a result of this reassessment or other impairment. Management evaluates this estimate annually and will revise it as updated information becomes available.

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

Cryptocurrency Mining Revenue

Crypto asset transaction verification is the output generated from the Company’s ordinary activities under its mining pool contract. The consideration the Company receives is a bitcoin reward, which the Company measures at fair value on the date awarded. Rewards are earned when the Company successfully places a block (by being the first to solve an algorithm). As a result, the Company receives confirmation from the mining pool of the block placed and rewards earned. The Company uses the quoted price of the bitcoin at closing, on the date the coin is mined to value its reward/s. There is no significant financing component in these transactions. Expenses associated with running the digital currency mining business, such as rent, mining equipment depreciation, and electricity costs are also recorded as cost of revenue.

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

The Company applies the ASC 606 model as follows:

•	Step 1: The contract with the customer is established through participation agreements with mining pool operators.
•	Step 2: The Company’s sole performance obligation is to provide computing power to the mining pool operator in support of transaction verification services on the Bitcoin blockchain network.
•

Step 3: The transaction price consists of variable non-cash consideration in the form of Bitcoin rewards earned through the mining pool. The non-cash consideration is measured at fair value based on the quoted market price of Bitcoin at the time the rewards are earned.

•	Step 4: The transaction price relates entirely to a single performance obligation and therefore no allocation is required.
•

Step 5: Revenue is recognized when the mining pool operator successfully validates a block and the Company’s fractional share of the block reward is allocated to the Company, at which time the performance obligation has been satisfied, and the consideration is probable of collection.

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

Revenue from these services is recognized over time, as the performance obligation (continuous hosting access) is satisfied. Customers typically prepay a fixed estimated fee at the beginning of each month for that month’s services; charge adjustments and credits are applied at the end of each month based on actual charges. The hosting fee is determined based on the estimated miner’s kilowatt hours for the period of use multiplied by the agreed rate.

The Company applies the ASC 606 model as follows:

•	Step 1: Contracts are established via written service agreements.
•	Step 2: The primary performance obligation is continuous provision of hosting services.
•	Step 3: The transaction price is kilowatt hours over time multiplied by the agreed rate.
•	Step 4: The full transaction price is allocated to the hosting service obligation.
•	Step 5: Revenue is recognized ratably over time, using a time-based output method.

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

Transaction Price Considerations

Hosting and Co-Location Services

For the hosting arrangements, transaction prices generally consist of fixed monthly service fees and variable consideration primarily related to electrical usage.

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

•

Variable Consideration: Bitcoin earned through the Company’s mining pool arrangements represents variable non-cash consideration under ASC 606. The quantity of Bitcoin earned is based on the Company’s contributed hash rate relative to total pool and network hash rates, mining difficulty, and block chain rewards, all of which fluctuate continuously and are outside the Company’s control.

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

During the nine months ended March 31, 2026, the lender holding a lien on the Company’s Orofino, Idaho facility filed a notice of default and initiated foreclosure proceedings as a result of the Company’s default of the related note payable. Management is currently evaluating the potential impact of this matter. Refer to Note 10- Commitment and Contingencies for additional information, as well as Note 17 – Subsequent Events.

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

Earnings per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants or stock options and the conversion of instruments convertible to common stock. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As of March 31, 2026, and June 30, 2025, there were outstanding warrants that could convert into 3,307,500 common shares, respectively and convertible notes that could be converted into 252,400 and 193,281 shares of common stock on March 31, 2026, and June 30, 2025, respectively. At the end of both periods, the potentially dilutive shares were excluded here because the effect would have been anti-dilutive.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features (such as conversion features) that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The Company had convertible notes with derivative values determined as $179,212 and $34,597 on March 31, 2026, and June 30. 2025, respectively, principally due to its stock price and volatility.

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

Advertising Costs

Advertising costs are expensed as incurred in accordance with ASC 720-35, Advertising Costs. These costs are included in selling, general and administrative expenses on the consolidated statements of operations. Advertising expenses were $347,050 for nine months ended March 31, 2026, and $2,500 for the fiscal year ended June 30, 2025.

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

As of March 31, 2026, the Company is authorized to issue 350,000,000 shares of common stock, par value $0.0001 per share, with 30,149,940 shares issued and outstanding, compared to 25,067,479 shares issued and outstanding as of June 30, 2025.

On September 8, 2025, the Company designated 10,000 shares of Series A Preferred Stock, par value $0.001 per share. As of March 31, 2026, 2,475 shares of Series A Preferred Stock were issued and outstanding; no preferred shares were issued or outstanding as of June 30, 2025.

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

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has incurred significant operating losses since its inception. For the quarter ended March 31, 2026, the Company had a net loss of $2,579,113 and has an accumulated deficit of $12,138,463, working capital deficit of $1,905,620 and cash balance of $383 as of March 31, 2026.

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

NOTE 4. PRE-PAID EXPENSES

Prepaid expenses primarily consist of advance payments for professional services and other operating costs. The balance was $14,997 as of June 30, 2025. During the nine months ended March 31, 2026, the Company recorded additional prepaid expenses of $13,859 and recognized $17,008 as expense as the related services were consumed. As a result, prepaid expenses totaled $11,848 as of March 31, 2026.

NOTE 5. OTHER ASSETS

As of March 31, 2026, and June 30, 2025, the Company maintained a refundable electricity deposit of $77,069 related to its Orofino, Idaho facility.

During the nine months ended March 31, 2026, the Company received a capital credit allocation notice from local electrical cooperative totaling $8,127. Capital credit represents the Company’s proportionate share of the cooperative’s margin and as stated by the cooperative. The full amount allocation is ultimately refundable to the Company; however, repayment occurs over the long term through periodic capital credit reimbursements authorized at the discretion of the cooperative’s Board of Directors, based on the cooperative’s financial condition. Repayment of the allocated amount is guaranteed to members but is returned gradually over an extended period. As such, no fixed repayment schedule or interest rate is associated with these credits. The Company recognized the allocation as other income during the quarter and recorded the related receivable as a long-term asset, as repayment is not expected in the near term.

Accordingly, total other long-term assets as of March 31, 2026, were $85,196, consisting of $77,069 refundable deposit and $8,127 of its capital credits receivable.

NOTE 6. BITCOIN HELD

The following table presents information about the Company’s bitcoin holdings:

	Quantity	Amounts

Balance as of July 1, 2025	0.1626	$17,502
Fair value of bitcoin reward earned	0.1029	10,937
Sale of Bitcoin	(0.2639)	(29,446)
Realized gain (loss) on sale/exchange of Bitcoin	-	1,157
Balance as of March 31, 2026	0.0016	$150

	Quantity	Amounts

Balance as of July 1, 2024	-	$-
Fair value of bitcoin reward earned	0.1626	15,701
Sale of Bitcoin		-
Realized gain (loss) on sale/exchange of Bitcoin	-	1,801
Balance as of June 30, 2025	0.1626	$17,502

 NOTE 7. PROPERTY PLANT & EQUIPMENT

Property and equipment are recorded at cost. Land is not depreciated. Buildings, building improvements, machinery and equipment, and furniture are depreciated using straight line method over their estimated useful lives. Maintenance and repair costs are expensed as incurred, while expenditures that improve or extend the useful lives of the related assets are capitalized. Gains or losses on disposals are recognized in operations. Construction in progress (“CIP”) represents capitalized costs for assets not yet placed into service and is not depreciated.

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

During the nine months ended March 31, 2026, the Company recorded additional building improvements of $5,682 and construction-in-progress additions of $6,649 related to ongoing enhancement activities at the Orofino facility.

	Estimated Life in years	March 31, 2026	June 30, 2025
Land- Orofino	N/A	$139,363	$139,363
Construction in progress	N/A	6,649	-
Building- Orofino	30	285,727	285,727
Building Improvements- Orofino	7	32,520	26,837
Machinery & Equipment - Electrical Equipment	7	142,863	142,863
Machinery & Equipment - Tools	5	2,555	2,555
Machinery & Equipment - Miners	1	556,200	556,200
Computer Equipment	3	1,478	1,478
Fixed Asset, Gross		1,167,355	1,155,023

Less: Accumulated Depreciation		594,628	566,662

Fixed Asset, Net		572,726	588,361

Depreciation expense amounted to $27,966 for the nine months ended March 31, 2026, and $33,162 for the fiscal year ended June 30, 2025, primarily related to building, building improvements, and equipment. CIP is not depreciated until the related assets are placed in service.

See NOTE 10.” COMMITMENTS AND CONTINGENCIES” regarding Liens related to the Orofino property.

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2026 and June 30, 2025, the Company accrued amounts owed to vendors and other accrued expenses, which were comprised of the following:

	March 31, 2026	June 30, 2025
Vendor Payables
Marketing and promotional costs	$9,961	$4,562
SEC regulatory cost	6,427	2,263
Professional fees	32,399	17,508
Crypto operation costs	26,751	18,303
Website services	1,939	-
Other	3,313	2,482

Vendor Payables (related parties)
Expense reimbursement	20,033	4,978
Compensation	7,450	6,000

Accounts Payable & Accrued Liabilities	$108,274	$56,095

During the nine months ended March 31, 2026, the Company’s trade payables were short term and due on demand. Approximately 65% of trade payables were outstanding for more than 90 days as of March 31, 2026, compared to approximately 25% outstanding for more than 90 days as of June 30, 2025. Though balances are excessively aged, the Company is not aware of any litigation or dispute requesting immediate payment.

NOTE 9. RELATED PARTY TRANSACTIONS

Office space

For the nine months ended March 31, 2026, the Company recorded $2,250 of rent expense for its executive, administrative, and operating offices located at 151 N. Nob Hill Road, Suite 402, Plantation, FL 33324, which the Company leases from its President, Frank Horkey, at a monthly rental cost of $250 under a related party lease agreement. The lease carries a 12-month term and was renewed through June 30, 2025. As of June 30, 2025, the Company has accrued $3,000 of rent expense in connection with this arrangement which is included in accounts payable and accrued expenses. Management evaluated the arrangement under ASC 842 and concluded that, due to short-term and month-to-month nature of the Company’s continued use of the facility beyond the near term, and the immaterial amount of the related rent expense and accrued liability to the accompanying condensed consolidated financial statements, recognition of a right-to-use asset and corresponding lease liability was not material to the financial statements. The Company has determined that since it cannot project if this facility will meet its operational needs in the near future (365 days or less), it is not deemed an ongoing lease agreement subject to ASC 842 and therefore only incurs the related monthly expense for usage.

Due to Related Parties-accrued compensation

During the nine months ended March 31, 2026, the Company incurred management advisory fees of $45,000 payable to Squadron Marketing, an advisor to the Company. The amount owed to this advisor as of June 30, 2025 was $227,000. During the year, the Company paid $9,000 in cash. As of March 31, 2026, and June 30, 2025, the Company owed this advisor $ 263,000 and $227,000 respectively, for management advisory fees.

During the nine months ended March 31, 2026, the Company incurred compensation expense of $455,254, primarily related to payments to key management personnel, including Frank Horkey (President and Chief Financial Officer) at $45,000 per quarter, Lazarus Asset Management LLC (Operations Manager) at $76,751 per quarter, and Antonio Oliveira (Chief Technology Officer) at $30,000 per quarter. Of the total compensation expense, $118,183 was paid in cash, and $90,000 was converted into a promissory note payable. As of March 31, 2026, and June 30, 2025, the Company owed compensation payable of $437,734 and $190,663, respectively.

During the nine months ended March 31, 2026, the Company incurred board of directors and advisory board fees totaling $52,500. The board of directors includes Frank Horkey, Matthew Cohen and Michael Christiansen. The advisory board consists of Timothy B. Ruggiero, Peter S. Chung and Antonio Oliveira. As of March 31, 2026, and June 30, 2025, the Company owed board of director/advisory board member fees of $ 143,000 and $90,500, respectively.

Notes Payable – Related Parties

Related parties’ notes payable consist of non-convertible notes payable with a principal balance on March 31, 2026, and June 30, 2025, of $394,366 and $304,366, respectively and accrued interest on March 31, 2026, and June 30, 2025, of $38,062 and $9,391, respectively.

The notes do not require regular monthly payments, but rather they are to be settled by the maturity date.

Lazarus Asset Management LLC (“Lazarus”) is a related party as this entity shares key management / personnel (Timothy B. Ruggiero) with T-REX.

On February 3, 2025, the Company issued Frank Horkey (“Horkey”) a $70,000 Senior Secured Promissory Note for cash proceeds, bearing interest at 10% per annum and maturing on April 4, 2025. On April 5, 2025, the note was extended to a new maturity date of April 5, 2026, and the accrued interest of $1,151 was added to the principal balance, increasing the total to $71,151. The Company subsequently made a payment of $10,000. As of March 31, 2026, the Note had a principal balance of $61,151 and accrued interest of $5,417, compared to a principal balance of $61,151 and accrued interest of $848 as of June 30, 2025.

On March 5, 2025, the Company issued Horkey a $35,000 Senior Secured Promissory Note for cash proceeds, bearing interest at 10% per annum and maturing on May 4, 2025. On May 5, 2025, the note was extended to a new maturity date of June 5, 2026, and the accrued interest of $585 was added to the principal balance, increasing the total to $35,585. As of March 31, 2026, the principal balance was $35,585 and accrued interest was $3,276, compared to a principal balance of $35,585 and accrued interest of $539 as of June 30, 2025.

On March 5, 2025, the Company issued Horkey a $207,630 Senior Secured Promissory Note bearing interest at 12% per annum and maturing on March 5, 2026, for funds advanced by Horkey to purchase the Company’s Orofino, Idaho facility. The note is secured by a third lien on the Orofino property, as evidenced by a Deed of Trust, and may be prepaid at any time without penalty. As of March 31, 2026, the principal balance was $207,630 and accrued interest was $26,760, compared to a principal balance of $207,630 and accrued interest of $8,004 as June 30, 2025.

On September 30, 2025, as compensation for management services the Company issued Lazarus a $15,000 Secured Promissory Note, with an interest rate of 10% per annum, and a maturity date of June 29, 2026. The principal balance on March 31, 2026, was $15,000 and the accrued interest was $746.

On September 30, 2025, as compensation for management services the Company issued Horkey a $15,000 Secured Promissory Note, with an interest rate of 10% per annum, and a maturity date of June 29, 2026. The principal balance on March 31, 2026, was $15,000 and the accrued interest was $746.

On October 1, 2025, as compensation for management services the Company issued Lazarus a $15,000 Secured Promissory Note, with an interest rate of 10% per annum, and a maturity date of June 30, 2026. The principal balance on March 31, 2026, was $15,000 and the accrued interest was $746.

On December 31, 2025, as compensation for management services the Company issued Horkey a $15,000 Secured Promissory Note, with an interest rate of 10% per annum, and a maturity date of June 30, 2026. The principal balance on March 31, 2026, was $15,000 and the accrued interest was $371.

On March 31, 2026, as compensation for management services the Company issued Lazarus a $15,000 Secured Promissory Note, with an interest rate of 10% per annum, and a maturity date of June 30, 2026. The principal balance on March 31, 2026, was $15,000 and the accrued interest was $0.

On March 31, 2026, as compensation for management services the Company issued Horkey a $15,000 Secured Promissory Note, with an interest rate of 10% per annum, and a maturity date of June 30, 2026. The principal balance on March 31, 2026, was $15,000 and the accrued interest was $0.

Other Related Party Debt

In addition to notes payable owed to related parted parties, various officers advanced funds for operating expenses. These amounts are reported on the balance sheet as “Due to related party-advances” on March 31, 2026, and June 30, 2025, in amount of $75,081 and $5,150, respectively. The amounts owed are non-interest bearing, unsecured, and are due on demand.

See NOTE 13. COMMON STOCK, NOTE 14. PREFERRED STOCK and NOTE 15. WARRANTS regarding related party transactions for stock and warrants.

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

Power Supply Agreement

On October 20, 2024, the Company entered into a power supply agreement with Clearwater Power Company (“Clearwater”) for the provision of electric power and related infrastructure to support cryptocurrency mining operations at the Company’s Orofino, Idaho facility

The agreement provides for monthly billing consisting of fixed service charges and variable charges based on actual electricity consumption, including applicable demand charges and utility pass-through fees. Invoices are payable under standard commercial payment terms. Failure to pay may result in interest charges or suspension of service.

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

Mortgages Secured by Orofino Facility

The related-party and unrelated third-party mortgages entered into on March 5, 2025, in connection with the acquisition of the Company’s Orofino facility are secured by Deeds of Trust encumbering real property located in Orofino, Idaho. The mortgages are secured by multiple liens on the property. The original promissory note payable to the seller of the Orofino facility, with a principal balance of $267,555,was secured by a senior (first priority) lien on the property and went into default on September 24, 2025.

On March 19, 2026, the Company refinanced the Orofino facility. In connection with the refinancing, an unrelated third party provided a new promissory note in the principal amount of $240,000, which is secured by a new first priority lien on the property. Proceeds from the refinancing were used to partially repay the previously defaulted seller note, including accrued penalty interest. In connection with the refinancing, the seller agreed to accept a replacement note in the principal amount of $129,999.29, which is secured by a second priority lien on the property. In addition, the promissory note payable to related party Frank Horkey, with a principal balance of $207,630, as of March 31, 2026, is secured by a third priority lien on the same property. Accordingly, as of March 31, 2026, the Company had three promissory notes outstanding related to the Orofino facility consisting of: (i) a 240,000 unrelated-party promissory note secured by a first priority lien on the property, (ii) a $129,999 seller promissory note secured by a second priority lien on the property, and (iii) a related-party promissory note payable to Frank Horkey with an outstanding principal balance of $207,630, secured by a third priority lien on the property. See “NOTE 10. RELATED PARTY TRANSACTIONS”, “NOTE 12. UNRELATRED PARTIES”.

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

As of March 31, 2026, the Company recognized $20,000 of expense related to services rendered under the agreement. The Company had previously issued 50,000 restricted shares of the Company’s common stock upon execution of the agreement. Based on the remaining portion of the automatically renewed term as of March 31, 2026, the Company’s remaining cash commitment was approximately $10,000, assuming no termination, and the Company had no obligations to issue additional  equity under the agreement.

Consulting Services Agreement

On December 29, 2025, the Company entered into a consulting services agreement with an unrelated third party (the “Consultant”), pursuant to which the Consultant agreed to provide certain business development, media and consulting services. Under the terms of the agreement, the Company agreed to pay the Consultant a monthly fee of $7,500 upon the Consultant assisting the Company in securing $5.0 million in funding and issued 1.25 million shares of restricted common stock as consideration for the services. The Agreement has an initial term of 12 months and automatically renews for successive one-year periods unless terminated in accordance with the agreement.

NOTE 11. NOTES PAYABLE- UNRELATED THIRD PARTIES

Unrelated parties’ notes payable consist of convertible and non-convertible promissory notes. The aggregate gross principal amount outstanding under these notes was $715,078 and $401,780 as of March 31, 2026, and June 30, 2025, respectively.

As of March 31, 2026, the Company recorded a debit discount of $444,848, primarily attributable to beneficial conversion features and/or original issue discounts associated with certain convertible instruments. No debt discount was outstanding as of June 30, 2025. After giving effect to the debt discount, net unrelated parties’ notes payable totaled $270,230 and $401,780 as of March 31, 2026, and June 30, 2025, respectively.

These notes do not require regular monthly payments, but rather they are to be settled by the maturity date if not converted.

(a) Convertible Note Payable - Unrelated Parties

On July 1, 2024, the Company issued a private investor a $5,000 180-day Secured Convertible Promissory Note bearing interest at 10% per annum, convertible at $0.50 per share. In connection with the issuance, the Company granted 5,000 restricted common shares and a warrant to purchase 10,000 common shares at $0.75 per share. The Note, originally maturing on December 31, 2024, was extended to June 30, 2025, in exchange for an additional 5,250 restricted common shares and a warrant to purchase 10,500 common shares at $0.75 per share. On March 27, 2025, all warrants were exercised on a cashless basis, resulting in the issuance of 13,725 restricted common shares and the retirement of the warrants. On June 30, 2025, th3 Company issued the remaining 10,500 restricted common shares related to the extension. On June 30, 2025, the Company issued the remaining 10,500 restricted common shares related to the extension. The Note’s outstanding principle of $5,250 and accrued interest of $255 were fully paid during the quarter ended September 30, 2025, and no balance remained outstanding as of March 31, 2026.

On September 29, 2023, the Company issued a private investor a $25,000 180-day Senior Secured Convertible Promissory Note, with an interest rate of 10%, convertible at $0.50 per share the lender’s discretion. The Note’s maturity date was March 27, 2024. As further inducement, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $0.75 per share, any time prior to October 2, 2026, the warrant expiration date. On April 2, 2024, the note was extended for 180 days, and as inducement for extension, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $0.75 per share, any time prior to April 2, 2027. On October 4, 2024, the note was extended again for 180 days, and as inducement for extension, the Company agreed to issue 25,000 shares of restricted common stock and a warrant to purchase 50,000 shares of restricted common stock, exercisable at $1.5 per share, any time prior to October 4, 2027. On January 1, 2025, the Company issued 75,000 restricted common stock shares which were obligated to issue as inducement in the note agreement. Further, all three warrants were redeemed through a cashless redemption on March 27, 2025, into 57,500 shares of the Company’s restricted common stock and were retired. On April 4, 2025, the note was extended again for 180 days, without any inducement, with maturity date of October 1, 2025. On June 30, 2025, the Company issued 108,031 restricted common stock shares which were obligated to issue as inducement in the note agreement. This Note was renewed on December 31, 2025, and together with accrued interest, the new face amount is due February 1, 2026. In addition, as further inducement to renew the note, the Company issued 26,696 restricted common stock shares. On February 1, 2026, the note was renewed together with accrued interest of $448, increasing the principal balance to $27,144. The renewed noted bears interest at 10 % per annum, has a maturity date of June 30, 2026, and is no longer convertible into common stock. In addition, as inducement to renew the note, the Company issued 27,144 restricted common stock shares. The principal balance owed on March 31, 2026, and June 30, 2025, was $27,144 and $25,000, respectively. The note’s accrued interest on March 31, 2026, and June 30, 2025, was $439 and $625, respectively.

On July 1, 2024, the Company issued to a private investor a $36,624 180-day Secured Convertible Promissory Note bearing an interest rate of 10% per annum, which may be converted at $0.50 per share at the lender’s discretion. The Note’s maturity date is March 31, 2025. As further inducement to purchase this Note, the Company agreed to issue 36,624 restricted common stock shares and a warrant to purchase 73,248 shares of common stock exercisable at $0.75 per share, prior to June 30, 2027. The company issued 36,624 shares restricted common stock on January 1, 2025. This note was renewed on January 10, 2025, and the investor advanced another $15,000, so together with accrued interest the new face was $52,529 and is due March 31, 2025. In addition, as further inducement to renew the note, the Company agreed to issue 52,529 restricted common stock shares and a warrant to purchase 105,238 shares of common stock exercisable at $0.75 per share, prior to January 10, 2028. The warrants were redeemed through a cashless redemption on March 27, 2025, into 107,502 shares of the Company’s restricted common stock and were retired. On April 10, 2025, the note was extended again for 112 days, without any inducement, with maturity date of July 31, 2025. On September 1, 2025, the Note was again extended for an additional 45 days, also without inducement. This Note was renewed on December 31, 2025, the investor advanced another $5,000, so together with $3,333 of accrued interest, the new face amount was $57,175 and is due February 1, 2026. In addition, as further inducement to renew the note, the Company issued 62,176 restricted common stock shares. On March 30, 2026, the note was renewed together with the accrued interest of $2,618, increasing the principal balance to $64,793. The renewed note bears interest at 10% per annum, has a maturity date of June 30, 2026, and is no longer convertible into common stock. In addition, as inducement to renew the note, the Company issued 64,793 restricted common stock shares. The principal balance owed on March 31, 2026, and June 30, 2025, was $64,793 and $53,842, respectively. The note’s accrued interest on March 31, 2026, and June 30, 2025, was $90 and $1,196, respectively.

On January 9, 2025, the Company issued to a private investor a $10,000 Senior Secured Convertible Promissory Note bearing interest at 10% per annum and maturing on April 9, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 10,000 restricted shares of common stock and a warrant to purchase 20,000 shares of common stock at an exercise price of $0.75 per share, exercisable any time prior to January 9, 2028. On April 10, 2025, the note was extended to a new maturity date of October 7, 2025, with no additional inducements granted. On June 30, 2025, the Company issued 10,000 restricted common stock shares which were obligated to issue as inducement in the note agreement. This Note was renewed on December 31, 2025, the investor advanced another $5,000, so together with $879 of accrued interest, the new face amount was $15,879 and is due February 1, 2026. In addition, as further inducement to renew the note, the Company issued 30,000 restricted common stock shares. On January 9, 2026, the Company issued a new $5,000 Senior Secured Convertible Promissory Note bearing an interest rate 10% per annum and maturing on February 1, 2026. As further inducement to enter into the into the note agreement, the Company issued 15,000 restricted common stock shares. On February 1, 2026, the existing $15,879 note and the new $5,000 note were renewed together with accrued interest of $274, and $26, respectively, increasing the combined principal balance to $21,163. The renewed note bears interest at 10% per annum, has a maturity date of June 30,2026, and is no longer convertible into common stock. In addition, as inducement to renew the note, the Company issued 21,163 restricted common stock shares. The principal balance owed on March 31, 2026, and June 30, 2025, was $21,163 and $10,000, respectively. The note’s accrued interest on March31, 2026, and June 30, 2025, was $336 and $472, respectively.

On August 29, 2025, the Company issued a private investor a $10,000 Convertible Promissory Note bearing interest at 15% per annum and maturing on October 28, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 10,000 restricted shares of common stock. This Note was renewed on December 31, 2025, and together with $1,500 accrued interest, the new face amount was $11,500 and is due February 1, 2026. In addition, as further inducement to renew the note, the Company issued 11,500 restricted common stock shares. On January 31, 2026, the outstanding balance of $12,650, including accrued interest, was converted into 25,300 shares of the Company’s restricted common stock at a conversion price of $0.50 per share pursuant to a Debt Conversion Agreement, and the note was retired. The principal balance owed on March 31, 2026, and June 30, 2025, was $0 and $0, respectively. The note’s accrued interest on March 31, 2026, and June 2025, was $0 and $0, respectively.

On January 9, 2026, the Company issued a private investor a $5,000 90-day Secured Convertible Promissory Note bearing interest at 10 % per annum, convertible at $0.50 per share. In connection with the issuance, the Company granted 15,000 restricted common shares to enter into the note payable. The principal balance owed on March 31, 2026, and June 30, 2025, was $5,000 and $0, respectively. The note’s accrued interest on March 31, 2026, and June 30, 2025, was $112 and $0, respectively.

On September 10, 2025, the Company issued a private investor a $10,000 Convertible Promissory Note bearing interest at 10% per annum and maturing on September 10, 2026. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 10,000 restricted shares of common stock. On September 29, 2025, the Company issued 10,000 restricted shares of common stock which were obligated to issue as inducement in the note agreement. As of March 31, 2026, the principal balance was $10,000 and accrued interest was $615.

On November 24, 2025, the Company issued a private investor a $10,000 Convertible Promissory Note bearing an interest rate of 10% per annum and maturing on November 19, 2026. This note is convertible at the lender’s discretion at a rate of $0.50 per share. As further inducement to purchase the note, the Company issued 10,000 restricted shares of common stock. As of March 31, 2026, the principal balance due was $10,000 and the accrued interest was $414.

On August 29, 2025, the Company issued to a private investor a $20,000 Convertible Promissory Note bearing interest at 15% per annum and maturing on October 28, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 20,000 restricted shares of common stock. On September 29, 2025, the Company issued 20,000 restricted stock shares which were obligated to issue as inducement in the note agreement. This note was renewed on December 1, 2025, and together with $3,000 accrued interest, the new face amount was $23,000 and is due February 1, 2026. In addition, as further inducement to renew the note, the Company issued 23,000 restricted common shares. On February 1, 2026, the note was renewed together with accrued interest of $2,300, increasing the principal balance to $25,300. The renewed note bears interest at 10% per annum and has a maturity date of June 30, 2026. In addition, as inducement to renew the note, the Company issued 25,300 restricted common shares. The principal balance owed on March 31, 2026, and June 30, 2025, was $25,300 and $0, respectively. The note’s accrued interest on March 31, 2026, and December 2025, was $1,518, and $0, respectively.

On September 5, 2025, the Company issued to a private investor a $10,000 Convertible Promissory Note bearing interest at 15% per annum and maturing on November 4, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 10,000 restricted shares of common stock. On September 29, 2025, the Company issued 10,000 restricted shares of common stock which were obligated to issue as inducement in the note agreement. This note was renewed on December 1, 2025, and together with $1,500 accrued interest, the new face amount was $11,500 and is due February 1, 2026. In addition, as further inducement to renew the note, the Company issued 11,500 restricted stock shares. On February 1, 2026, the note was renewed together with accrued interest of $1,150, increasing the principal balance to $12,650. The renewed note bears interest at 10% per annum and has a maturity date of June 30, 2026. In addition, as further inducement to renew the note, the Company issued 12,650 restricted common shares. The principal balance owed on March31, 2026, and June 30, 2025, was $12,650 and $0, respectively. The note’s accrued interest on March 31, 2026, and June 30, 2025, was $575 and $0, respectively.

On August 29, 2025, the Company issued to a private investor a $50,000 Convertible Promissory Note bearing interest at 15% per annum and maturing on October 28, 2025. The note is convertible at the lender’s discretion at a rate of $0.50 per share. As a further inducement to purchase the note, the Company agreed to issue 50,000 restricted shares of common stock. On September 29, 2025, the Company issued 10,000 restricted shares of common stock which were obligated to issue as inducement in the note agreement. This Note was renewed on December 31, 2025, and together with $7,500 accrued interest, the new face amount was $57,500,000 and is due February 1, 2026. On February 1, 2026, the note ws renewed together with accrued interest of $5,750, increasing the principal balance to $63,250. The renewed note bears an interest rate of 10% per annum and has a maturity date of June 30, 2026. In addition, as further inducement to renew the note, the Company issued 63,250 restricted common stock shares. The principal balance owed on March 31, 2026, and June 30, 2025, was $63,250 and $0, respectively. The note’s accrued interest on March 31, 2026, and June 30, 2025, was $2,530 and $0, respectively.

On October 29, 2025, the Company issued a private investor a $25,000 Convertible Promissory Note bearing interest at 15% per annum with maturity on December 28, 2025. The note is convertible at $0.50 per share. As a further inducement to purchase the note, the Company issued 25,000 restricted shares of common stock. On March 30, 2026, the Note was renewed together with accrued interst of $1,882, increasing the principal balance to $26,882. The renewed note bears an interest rate of 10% per annum, has a maturity date of June 30, 2026, and is no longer convertible into common stock. In addition, as inducement to renew the note, the Company issued 26,882 restricted common stock shares. As of March 31, 2026, and June 30, 2025, the principal balance owed was $26,882 and $0 respectively, and the accrued interest on March 31, 2026, and June 30, 2025, was $9 and $0 respectively.

(b) Note Payable – Unrelated Parties

On March 5, 2025, the Company issued to the seller of the Orofino facility a $267,555 Secured Promissory Note bearing interest at 8% per annum and maturing on May 15, 2025. The note is secured by a first lien on the Orofino, Idaho property pursuant to a Deed of Trust. Under the terms of the agreement, upon default, the interest rate increases to 18% per annum, and a 15% late charge is applied to the outstanding principal. As the Company did not remit payment within ten days of the maturity date, the note went into default on May 25, 2025, and a late charge of $40,133 was added to the principal balance. The beneficiary filed a Notice of Default on September 24, 2025, under the Deed of Trust in Clearwater County, Idaho. On March 19, 2026, the Company refinanced the Orofino facility and repaid $177,688 of the outstanding principal balance together with accrued and penalty interest totaling $71,476, including additional interest and penalty interest of $33,370. In connection with the refinancing, the Company issued a new promissory note in the principal amount of $129,999.29 bearing an interest rate of 18% and maturing on June 23, 2026. In addition, the lien on the Orofino property was subordinated from a first priority lien to a second priority lien. The principal balance owed on March 31, 2026, and June 30, 2025, was $129,999 and $307,688, respectively. The note’s accrued interest on March 31, 2026, and June 30, 2025, was $780 and $10414, respectively.

On March 16, 2026, the Company issued a private investor a $50,000 30-day Secured Promissory Note bearing interest at 10% per annum. As further inducement to purchase the note, the Company issued 30,000 restricted common stock shares. The principal balance owed on March 31, 2026, and June 30, 2025, was $50,000 and $0, respectively. The note’s accrued interest on March 31, 2026, and June 30, 2025, was $283 and $0, respectively.

On March 17, 2026, the Company entered into a $240,000 Commercial Promissory Note with an unrelated third-party lender in connection with the refinancing of the Company’s Orofino, Idaho property. The note bears an interest rate of 14% per annum and matures on April 1, 2027. The note requires interest-only monthly payments of $2,800 beginning on May 1, 2026, with the outstanding principal balance due at maturity. The note is secured by a first priority Deed of Trust, assignment of Leases and Rents, and a Security Agreement on the Company’s Orofino property located at 175 Grangemont Road, Orofino Idaho. The new lender obtained a first priority lien on the property, and the prior lender’s lien was subordinated to a second priority position. As further inducement to enter into the note agreement, the Company issued 300,000 restricted common stock shares. The note provides for a default interest rate of 18% per annum and includes various fees and penalties upon default, including a late charge equal to 10% of the unpaid principal balance. In addition, the note includes an exit fee equal to 12% of the principal amount, or $28,800, payable repayment, maturity, acceleration or otherwise termination of the note, regardless of whether the full term of the note has elapsed. As of March 31, 2026, the principal balance including exit fee and accrued interest outstanding under the note was $268,800 and $1,307, respectively

See Note 9 “Related Parties Transactions” for additional promissory note issuances.

NOTE 12. DERIVATIVE LIABILITIES

The Company has certain convertible notes outstanding. The conversion features require evaluation and recognition as derivative liabilities at their fair values. As of March 31, 2026, the derivative liability totaled $179,212. As of June 30, 2025, the derivative liability was $34,597, principally related to convertible notes issued in 2025.

For the nine months ended March 31, 2026, the Company a net gain on derivative liabilities of $112,520, which consisted of realized gains of approximately $134,316 related to the settlement and conversion of derivative liabilities, partially offset by an unrealized loss of $21,796 related to the change in fair value of outstanding derivative liabilities.

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

Input	Weighted Avg. on March 31, 2026	Weighted Avg. on June 30, 2025
Stock price	$1.00	$0.60
Exercise price (conversion price)	$0.50	$0.50
Risk-free interest rate	3.70%	4.29%
Expected term (years)	0.30	0.50
Expected volatility	295.53%	75.94%
Dividend yield	0%	0%

The following table summarizes the changes in derivative liability:

Description	March 31, 2026	June 30, 2025
Derivative Liability beginning balance	34,597	-
Initial recognition of derivatives	618,403	85,374
Change in fair value	21,796	34,096
Settlements/conversions	(495,585)	(84,874)
Derivative Liability ending balance	179,212	34,597

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

On January 1, 2025, the Company entered into a service agreement with Aubyn Honeysett to manage its colocation facility in Orofino, Idaho. Under the terms of the agreement, Ms. Honeysett was awarded 24,000 restricted common stock shares, which were scheduled to vest ratably at 667 shares per month over a 36-month term, subject to her continued service with the Company. On March 31, 2025, the Company issued all 24,000 shares in advance of the vesting schedule. Ms. Honeysett’s services were terminated on May 23, 2025, and as of June 30, 2025, 19,999 shares are no longer able subject to the vesting schedule pending cancellation to treasury.

On January 1, 2025, the Company entered into a service agreement with Bryce Greenfield in connection with his role managing the Company’s co-location facility in Orofino, Idaho, pursuant to which, Mr. Greenfield was granted 75,000 restricted common stock shares, which were scheduled to be vested in equal monthly installments of 2,083 shares over a 36-month period, subject to his continued service with the Company. On March 31, 2025, the Company issued all 75,000 shares in advance of the vesting schedule. Mr. Greenfield’s services were terminated on May 23, 2025, and as of June 30, 2025, 62,500 shares are no longer subject to the vesting schedule pending cancellation to treasury.

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

On September 29, 2025, the Company issued 132,000 restricted common shares to an unrelated party pursuant to a release agreement from his arrangement to provide advisory services. The issuance was valued at $79,200.

On September 29, 2025, the Company issued 100,000 restricted common shares to its legal counsel's assigns as compensation for legal services valued at $60,000 rendered during the nine months ended March 31, 2026.

On September 29, 2025, the Company issued 200,000 restricted common shares to a third-party consultant as compensation for services related to introducing the Company to potential investors. The issuance was valued at $120,000.

On November 15, 2025, the Company approved a stock-based compensation arrangement for its newly appointed director, Matthew Cohen. Under the arrangement, Mr. Cohen was granted 280,000 restricted shares of the Company’s common stock for services to be provided over the period from November 15, 2025, through December 31, 2028. The award vests as follows: 30,000 shares vested on November 15, 2025, with the remaining shares vesting in quarterly installment of 20,834 shares beginning January 1, 2026. On December 15, 2025, the Company issued 280,000 restricted common shares pursuant to this arrangement.

On December 15, 2025, the Company approved a stock-based compensation arrangement for director Michael Christiansen. Under the arrangement, Mr. Christiansen was granted 280,000 restricted shares of the Company’s common stock for services to be provided over the period from July 1, 2025, through June 30, 2028. Out of 280,000 shares, the Company issued 41,667 shares vested from July 1, 2025, to December 31, 2025.

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

On December 29, 205, the Company entered into a Consulting Agreement with a third party. As consideration for services to be provided under the agreement, the Company issued 1,250,000 restricted shares of its common stock. These shares were issued on January 15, 2026. The services under the agreement are to be provided for a period of 12 months.

On March 16, 2026, a private investor purchased 24,000 shares of restricted common stock for $5,000. These shares were issued on March 31, 2026.

On March 31, 2026, the Company approved stock-based compensation arrangements for Timothy Ruggiero, and Peter Chung, member of the Company’s Advisory Board, and Frank Horkey, the Company’s President and Chief Financial Officer. Pursuant to the arrangements, each individual was granted 280,000 restricted shares of the Company’s common stock in consideration for services to be provided over the period from July 1, 2025, through June 30, 2028. The awards vest as follows: 30,000 shares vested on July 1, 2025, with the remaining shares vesting in quarterly installments of 20,834 shares beginning September 30 ,2025. On March 31, 2026, the Company issued an aggregate of 840,000 restricted common shares pursuant to these arrangements.

On January 1, 2026, the Company approved a stock-based compensation arrangement for its newly appointed director, Katharyn Field. Under the arrangement, Ms. Field was granted 280,000 restricted shares of the Company’s common stock for services to be provided over the period from November 15, 2025, through December 31, 2028. The award vests as follows: 30,000 shares vested on November 15, 2025, with the remaining shares vesting in quarterly installment of 20,834 shares beginning January 1, 2026. On March 15, 2026, the Company issued restricted shares pursuant to this arrangement.

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

On September 29, 2025, the Board of Directors approved the issuance of 1,368 shares of Series A Preferred Stock to Frank Horkey in settlement of a stock subscription payable previously recorded as of June 30, 2025, upon cancellation of $239,571 of related party notes and accrued interest owed to Frank Horkey, an 1,107 shares of Series A Preferred Stock to Timothy B. Ruggiero (or his assigns) in settlement of a stock subscription payable liability previously recorded as of June 30, 2025, upon the cancellation of $193,654 of related party notes and accrued interest owed to Timothy B. Ruggiero. These issuances were recorded at fair value of the consideration transferred, in accordance with ASC 470 and ASC 480.

As of March 31, 2026, there were 2,475 shares of Series A Preferred Stock issued and outstanding. As of June 30, 2025, no Series A Preferred shares were issued or outstanding.

NOTE 15. WARRANTS

Warrants Issued for Investment

On February 8, 2024, entities belonging to Peter S. Chung and Timothy B. Ruggiero, collectively, accepted a Pre-Funded Common Stock Purchase Warrant to purchase three million shares of the Company’s restricted common stock at $0.01 per share until the Warrant has been exercised in full. This warrant was issued as full consideration for their surrendering of 1.9 million shares of the Company’s Founder’s Common Stock.

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

Certain of the shares and warrants noted above were issued to Board Members, Advisory Board Members and Consultants for services to be rendered for periods subsequent to June 30, 2025. Amounts related to shares issued as compensation for services not yet performed are treated as Deferred Stock Compensation (Contra-Equity). Compensation expense would be incurred in subsequent periods as services are provided in accordance with the respective agreement.

The following are changes and balances for common share equivalent due to outstanding warrants:

				Warrants
		Warrants -		exercisable -
		Common	Weighted	Common	Weighted
		Share	Average	Share	Average
		Equivalents	Exercise price	Equivalents	Exercise price
Outstanding as of June 30, 2024		8,999,089	$0.91	8,665,756	$0.88
Additions	Granted	1,969,831	1.50	2,094,831	1.50
Additions	Granted	895,939	0.75	895,939	0.75
Additions	Granted	60,000	0.01	60,000	0.01

Cancellations	Cancelled	(457,500)	0.75	(457,500)	0.75
Cancellations	Cancelled	(208,333)	1.50	-	1.50

Exercised	Exercised	(5,669,506)	1.50	(5,669,506)	1.50
Exercised	Exercised	(2,157,390)	0.75	(2,157,390)	0.75
Exercised	Exercised	(120,000)	0.01	(120,000)	0.01
	Adjustment	(4,630)	1.50	(4,630)	1.50
Outstanding as of June 30, 2025		3,307,500	$0.11	3,307,500	$0.11

Additions	Granted	-	-	-	-
Exercised	Exercised	-	-	-	-

Outstanding as of March 31, 2026		3,307,500	$0.11	3,307,500	$0.11

As of March 31, 2026, the weighted average remaining contractual life of the warrants was 0.9 years.

NOTE 16. INCOME TAXES

The components of income tax balances for the periods ended March 31, 2026, and June 30, 2025, are as follows:

	For the Nine Months Ended	For the Fiscal Year Ended
	31-Mar-26	30-Jun-25
Net losses before taxes	$2,579,113	$2,535,552
Adjustments to arrive at taxable income/loss
Permanent differences:	112,520	(119,471)
Temporary differences:	-	-
Taxable loss/(Income)	2,691,633	2,416,081

Current Year Taxable income (loss)	2,691,633	2,416,081
NOL carried forward prior year (tax return)	9,439,879	7,023,798
NOL carried forward at period end	12,131,512	9,439,879

Deferred Tax Asset - Federal Rate (21%)	$2,547,617	$1,982,375
Deferred Tax Asset - State Rate (5.5%)	667,233	519,193
Total Deferred Tax Asset	3,214,851	2,501,568

Valuation Allowance	(3,214,851)	(2,501,568)
Deferred tax per books	-	-

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

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after the balance sheet date through the date through May 26, 2026, the date the financial statements were issued. The Company entered into the following material transactions requiring disclosure.

On April 14, 2026, the Company, through its wholly owned subsidiary, M M & E 2, LLC entered into an Asset Purchase Agreement with Cryptaugh, LLC and Sonace, LLC to acquire certain assets located in Roberta, Georgia, including real property, improvements, equipment, inventory, and an electric service agreement. The aggregate purchase price for the acquisition is $2,200,000, payable at closing. Subject to the satisfaction of customary closing conditions, the transaction is expected to close in May 2026.

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

RESULTS OF OPERATION

Quarter Ended March 31, 2026, Compared to Quarter Ended March 31, 2025

Revenue for the Quarter ended March 31, 2026, was $705 compared to $8,226 for the quarter ended March 31, 2025, a a decrease of $7,521 or 91%. The decrease in revenue is primarily attributable to refurbishment of the Orofino facility.

Our net loss for the quarter ended March 31, 2026, was $1,168,997 compared to a net loss of $393,688 during the quarter ended March 31, 2025. The increase in the net loss is primarily attributable to a substantial increase in stock issued for services.

During the quarter ended March 31, 2026, we incurred operating expenses of $1,306,232 compared to $375,255 for the same period in 2025. The increase in expenses was mainly due to shares issued for services and an increase in management and consulting fees.

During the quarter ended March 31, 2026, we incurred interest expenses of $72,587 compared to $16,246 incurred during the quarter ended March 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Quarter Ended March 31, 2026

As of March 31, 2026, our current assets were $12,381 and our current liabilities were $1,918,001, which resulted in a working capital deficit of $1,905,620.

Cash Flows from Operating Activities

For the nine months ended March 31, 2026, net cash flows used in operating activities was $232,605 compared to $506,679 for the same period in 2025.

Cash Flows from Investing Activities

For the nine months ended March 31, 2026, net cash flows used by investing activities was $12,331 and March 31, 2025, net cash flows used in investing activities was $251,553.

Cash Flows from Financing Activities

For the nine months ended March 31, 2026, net cash flows provided by financing activities were $195,586 compared to $759,067 for the same period in 2025.

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

GOING CONCERN

The Company’s financial condition raises substantial doubt about its ability to continue as a going concern due to: Financial Deficits: As of March 31, 2026, the Company: (a) reported an accumulated deficit of $12,138,463 and a working capital deficit of $1,905,620; (b) held $383 in cash at the end of the period, which may be insufficient to support daily operations; and (c) had net cash used in operating activities for the nine months ended March 31, 2026 of $232,605.

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

Summary of Material Financial and Regulatory Risks

Based on the Company’s most recent financial disclosures, the following material issues regarding debt defaults, regulatory non-compliance, and related-party dependencies have been identified:

Significant Related Party Transactions

SEE due to related parties section in Note 9.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the periods covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

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

Our Chief Executive Officer/Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only Management’s Report in this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the nine months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEE “NOTE 13. COMMON STOCK” section for “Unregistered Sales of Equity Securities”

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibit listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q for the nine months ended March 31, 2026) are filed herewith or incorporated herein by reference.

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

T-REX Acquisition Corp. a Nevada corporation

Date: May 26, 2026	By:	/s/ Frank Horkey
Frank Horkey
	Its:	President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 26, 2026	By:	/s/ Frank Horkey
Frank Horkey
	Its:	Chief Financial Officer

